Form 10-K
period 2024-12-31
TEN Holdings, Inc.
filed 2025-03-28
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-42515

TEN Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-1291725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1170 Wheeler Way

Langhorne, PA 19047

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1.800.909.9598

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	XHLD	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant’s common stock commenced trading on the Nasdaq Stock Exchange on February 13, 2025. As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

The number of the registrant’s shares of common stock, $0.0001 par value per share, outstanding on March 28, 2025, was 28,693,442.

i

PART I

Item 1. Business.

Overview

We are a provider of event planning, production, and broadcasting services headquartered in Pennsylvania. We mainly produce virtual and hybrid events and physical events. Virtual and hybrid events involve virtual and hybrid event planning, production and broadcasting services, and continuing education services, all of which are supported by our proprietary Xyvid Pro Platform. Physical events were added to our revenue streams, due to our corporate restructuring completed in fiscal year 2023, and mainly involve live streaming and video recording of physical events.

As of the date of this annual report, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced decreases in our total revenue and net income in the year ended December 31, 2024, mainly due to loss of a few events that did not repeat in 2024. For the years ended December 31, 2024 and 2023, we had total revenue of approximately $3.5 million and $3.7 million, respectively, and net loss of approximately $3.0 million and $1.7 million, respectively. For the years ended December 31, 2024 and 2023, the revenue generated from virtual and hybrid events was approximately $3.2 million and $3.5 million, respectively, accounting for approximately 91.9% and 94.8% of our total revenue, respectively; and the revenue generated from physical events was approximately $0.3 million and $0.2 million, respectively, accounting for approximately 8.1% and 5.2% of our total revenue, respectively.

Our mission is to deliver top-tier planning, production, and broadcasting services for virtual, hybrid and physical events. Our goal is to become a global leader in innovative virtual events that enhance engagement and connectivity, making impactful and memorable experiences accessible to all.

Our Industry

We mainly compete in the webcasting industry. We believe the barriers to entry into the domestic and global webcasting industry are high, include, among others, technological, talent, financial and regulatory and localization barriers. The technological barrier must be overcome, because new entrants need to make substantial upfront financial investment to develop a web-streaming platform that satisfies customers’ expectations and is comparable to our platform. Such a web-streaming platform is expected to enable engagement of event attendees, provide positive attendee experience, and feature technological interoperability, scalability, and reliability. We estimate that it would require a capital investment ranging from approximately $5.0 million to $7.0 million and we estimate that it would take a minimum of five years to complete the development of a platform that is comparable to ours. To address the talent barrier, new entrants need to engage talents with expertise for live event planning, webcasting production, software development, and other relevant positions. In addition to the financial hurdles intrinsic to the technological barrier, the financial barrier requires significant financial resources to conduct continuous research and development to build, maintain, and upgrade the technology and infrastructure required for the provision of webcasting services. Lastly, the regulatory and localization barriers may be prohibitive for new entrants, as they may need to satisfy various regulatory requirements when they endeavor to enter into this industry and provide localized services when they penetrate a new market area, especially when such new entrants aim to operate across global regions.

We believe the domestic and global webcasting industry is highly competitive. Such competitive factors include technology, product quality, price level, brand recognition, and customer support. We face competition from many large and small companies, which include, but are not limited to, Zoom, ON24, GlobalMeet, Cvent, Bizzabo, and Meeting Tomorrow. Existing and new market entrants, particularly established companies with greater resources than we have, that provide technologies to improve communication and engagement technologies or platforms, such as artificial intelligence and machine learning, could also increase the level of competition in the market.

Virtual and hybrid events allow for greater flexibility and wider reach than traditional in-person events, and may, therefore, be seen as more environmentally sustainable and cost-effective compared to traditional in-person events, and we believe they have become more accepted and widely adopted in the post-COVID-19 era. While it is difficult to ascertain how demand will evolve, we expect that future webcasting services will shift towards (i) enhanced event attendee interactivity, engagement and networking opportunities; (ii) integration of emerging technologies, such as artificial intelligence, machine learning, and augmented reality technologies; (iii) adoption of advanced data analytics to measure event success, understand attendee behavior, and improve future events; (iv) accessibility to global audiences without geographical limitations; and (v) greater customization and flexibility of webcasting solutions.

Our Competitive Strengths

We believe the following competitive advantages are essential for our success and differentiate us from our competitors.

Proprietary Webcasting and Event Management Platform

Our ability to deliver quality event planning, production, and broadcasting services depends on our proprietary webcasting and event management platform, namely, our Xyvid Pro Platform. Our platform possesses the following features: (i) professional audio-visual production, broadcast and presentation; (ii) customizable event designs that include, but are not limited to, a tailor-made attendee registration system, email communications, and a web panel for virtual events; (iii) an interoperable platform that is able to integrate and deliver event content to various devices, including Windows, Mac, iOS, and Android, because Xyvid Pro Platform is a web-based application that does not require a software download and is accessible through any modern browser such as Chrome, Edge, Safari, or Firefox, or Brave; (iv) scalable infrastructure that supports events of various sizes, from a few attendees to tens of thousands of global audiences, assisted by captioning and transcription services for 109 different languages; and (v) event attendee interactivity and engagement tools that are designed to keep attendees engaged through polling, surveys, integration of social media feeds, and other engagement tools. For further details on our platform, see “—Our Services—Virtual and Hybrid Events.” In addition to these features, our Company is committed to continuously improving our platform’s capabilities and meeting evolving customer needs, by conducting research and development. For our research and development efforts, see “—Research and Development.”

Event Production Experience and Expertise

We started operating our business in May 2011 and have accumulated over a decade of event planning, production, and broadcasting experience. Our virtual and hybrid events include a wide range of events, including conferences, marketing events, product launches, trainings, investor and shareholder meetings. Our virtual and hybrid events also include continuing education in the form of live or asynchronous learning, and we will track learners’ qualifications, and generate certificates for learners when the stipulated requirements are met. Our physical events involve live-streaming and video recording of physical events, video editing and production, and a custom on-demand video library for finished video content to be viewed and downloaded. Our Company has the experience and expertise to deliver a broad spectrum of events, as well as networking, communication and learning experiences customizable to each customer’s needs.

Dedicated Customer Service

Our Company selects and assigns a dedicated team to each customer to provide professional guidance and support throughout the provision of our services. We carefully assess each customer’s needs and offer varying levels of guidance and support tailored to our customers’ capabilities and expertise on event production, from sharing insights in training sessions to fully managing customers’ events. We provide troubleshooting and technical support to both our customers and attendees during the events. Due to our dedication to providing quality service and supporting our customers, we believe that we have cultivated a loyal customer base. For the year ended December 31, 2024, nine of our top ten customers, in terms of revenue, were repeat customers.

Experienced Management Team

Our management team has extensive industry and management experience, which reaches approximately 17 years on average for each member. The management team has accumulated comprehensive knowledge in business management, sales, marketing, accounting and finance, and various other matters.

Our Services

We generate revenue from the provision of virtual and hybrid events and physical events. Virtual and hybrid events involve virtual and hybrid event planning, production and broadcasting services, and continuing education services, all of which are supported by our proprietary Xyvid Pro Platform. Physical events mainly involve live streaming and video recording of physical events. During the fiscal year ended December 31, 2024, most of our revenue was generated from virtual and hybrid events. Our virtual and hybrid events and physical events include a variety of event types, collectively, including on-site studio broadcasts, hybrid events from in-person locations, fully virtual webcam-based events, simulated live events (pre-recorded content played back at a scheduled time), and asynchronous video-on-demand events.

Virtual and Hybrid Events

Our virtual and hybrid events include various event purposes, such as conferences, marketing events, product launches, training, and investor and shareholder meetings. During the fiscal year ended December 31, 2024, we supported approximately 275 events that collectively attracted approximately 800,000 attendees.

Our virtual and hybrid events are enabled by our proprietary Xyvid Pro Platform, which is an internet-based broadcast platform with interactive engagement tools designed to provide web broadcast audiences with a dynamic, interactive, and engaging virtual event experience. Our Xyvid Pro Platform has the following features: (i) professional audio-visual production, broadcast and presentation; (ii) customizable event designs, that include, but are not limited to, a tailor-made attendee registration system, email communications, web panel for virtual events, event material editing and rendering, as well as virtual meeting room creation and design; (iii) an interoperable platform that is able to integrate and deliver event content to various devices, including Windows, Mac, iOS, and Android, because Xyvid Pro Platform is a web-based application that does not require a software download and is accessible through any modern browser such as Chrome, Edge, Safari, or Firefox, or Brave; (iv) scalable infrastructure that supports events of various sizes from a few attendees to tens of thousands of global audiences, assisted by multi-language captioning and transcription services; (v) event attendee interactivity and engagement tools that are designed to keep attendees engaged through polling, surveys, integration of social media feeds, audience topic response solicitations throughout the presentation, and other engagement tools; and (vi) a technical support function.

Images of examples of our virtual and hybrid event portals

Our virtual and hybrid events can be tailored to satisfy each customer’s requirements based on their capabilities and levels of expertise. We can serve customers with high levels of experience and in-house production capabilities by sharing our insights on event management, providing tools and resources to enhance customers’ existing event production processes, and offering other related services as needed. We can also serve customers with limited experience with virtual and hybrid events by providing full-range services on event planning, event design, event content creation, event management, technical support, and post-event reporting.

Our virtual and hybrid events also include continuing education services for customers, especially companies in professionally licensed industries. Our continuing education services enable live and asynchronous learning, tracking learners’ qualifications, and can implement specific criteria measured to ascertain passage or failure, learners’ watch-time, live polling data and scoring, and generate certificates for learners when the stipulated requirements are met.

We charge service fees for providing our virtual and hybrid events. Our fees are primarily determined based on event duration, event complexity, event time, anticipated number of attendees, and customization requirements. For the years ended December 31, 2024 and 2023, the revenue generated from virtual and hybrid events was approximately $3.2 million and $3.5 million, respectively, accounting for approximately 91.9% and 94.8% of our total revenue, respectively.

Physical Events

During the fiscal year of 2023, our corporate restructuring resulted in the addition of physical events to our revenue streams. For details on our corporate restructuring, please see “—Corporate History and Structure.” Our physical events include live streaming and video recording of physical events, video editing and production, and a custom on-demand video library for finished video content to be viewed and downloaded.

Images of examples of our delivered physical events

We charge service fees for providing our physical events. Our fees are primarily determined based on event duration, event time, anticipated number of on-site technicians, and customization requirements. For the years ended December 31, 2024 and 2023, the revenue generated from physical events was approximately $0.3 million and $0.2 million, respectively, accounting for approximately 8.1% and 5.2% of our total revenue, respectively.

Our Customers

Our customers represent a diverse range of industries, mainly including technology firms, healthcare organizations, educational institutions, marketing and advertising agencies, as well as nonprofits and associations. Our customers are of various sizes, including early-stage companies looking to establish their brand and reach a broader audience through virtual and hybrid events, small and medium-sized enterprises seeking to expand their market presence and engage with stakeholders through cost-effective event solutions, large enterprises often requiring complex, large-scale event solutions to connect with global audiences, and multinational corporations that require scalable and robust event solutions to manage multiple events across different regions.

Our arrangements with our customers generally include the following three types: (i) a master service agreement supplemented by purchase orders for specific events; (ii) an event bundle contract where a customer prepays for a certain number of events to be delivered; and (iii) engagement on an event-by-event basis. For the years ended December 31, 2024 and 2023, we had approximately 33 and 46 customers, respectively, among which, one customer independently accounted for more than 10% of our total revenue, accounting for approximately 64.6% and 51.1% of our total revenue, respectively. Such largest customer is not our related party.

According to the master service agreement that we entered into with our largest customer on August 7, 2018, we will make our services available to the customer and both parties will enter into purchase orders or statements of work of specific projects or events, which will specify the term start date and end date, fees, any configuration, training and other services to be provided by the Company. Upon execution by both parties, each purchase order or statement of work will form a part of the master service agreement. Either party may propose changes to a statement of work and such proposed changes will not bind either party unless and until they have been agreed upon in writing. The customer has the right to terminate the agreement for its convenience upon thirty days’ prior written notice, and we may terminate the agreement upon thirty days’ prior written notice if the parties are unable to resolve disputes relating to non-payment by the customer. Although the master service agreement contains “software-as-a-service” (SaaS) in the heading, the services outlined in the purchase orders and actually provided by the Company do not include any SaaS offerings.

We seek to sustain customer relationships through offering personalized solutions tailored to specific customer needs, providing timely customer support, enhancing customer experience, offering competitive pricing, and maintaining regular and effective communications with customers. We believe that we have cultivated a loyal customer base. For the year ended December 31, 2024, nine of our top ten customers, in terms of our revenue, were repeat customers.

Our Suppliers

Our major suppliers include cloud service providers, audio-visual equipment manufacturers, and software vendors. For example, during the year ended December 31, 2024, we engaged third-party service providers to facilitate accreditation in our continuing education services, provide studio equipment and host hybrid events, and we engaged independent subcontractors to attend live in-person events and facilitate the production and recording process for approximately 25 physical events.

For the year ended December 31, 2024, one supplier independently accounted for more than 10% of our total purchases, accounting for approximately 17.9% of our total purchases. Such largest supplier is a cloud hosting Platform as a Service that is essential for our platform’s accessibility. For the year ended December 31, 2023, one supplier independently accounted for more than 10% of our total purchases, accounting for approximately 27.2% of our total purchases. Such largest supplier is a cloud hosting Platform as a Service that is essential for our platform’s accessibility. Other than our largest suppliers that accounted for more than 10% of our total purchases, we do not rely heavily on any of the remaining suppliers to provide core services to our customers, and, in the event that we lose any of those suppliers, we believe that we will be able to find a replacement of appropriate service capacity at reasonable costs, due to the low concentration and high competitiveness of the services provided by those suppliers.

Sales and Marketing

We promote our business and engage with potential customers through various offline and online channels. The main offline channels for us to identify and obtain business opportunities include participation in industry conferences, trade shows, and networking events, such as Event Tech Live, Streaming Media East, NIRI Annual Conference, as well as referrals from customers. The main online channels include social media marketing on platforms, such as LinkedIn, Twitter, Facebook, and Instagram, online content publications, such as blogs and case studies, targeted email marketing, online advertising campaigns, and corporate website customization for search engines.

Our sales strategies focus on leveraging multiple sales channels and personalized approaches to attract and retain customers. Our sales strategies are determined by the sales management team in collaboration with the executive leadership team. This collaborative approach is designed to ensure that the sales strategies align with overall business goals, market trends, and customer needs. To design our sales strategies, the sales management team conducts market analysis, gathers customer feedback, and monitors industry developments to inform their decisions. The sales strategies are reviewed and approved by the executive leadership team to ensure consistency with our long-term objectives and growth plans. Our sales strategies are reviewed and adjusted on a regular basis in accordance with market changes, customer feedback, industry trends, and evolving business goals.

We offer a variety of promotional programs to attract and retain customers. These programs include discounts for first-time customers, volume-based discounts for long-term or high-volume contracts, rebates on multi-year agreements, special promotions during industry events and seasonal campaigns, as well as referral incentives for customers who bring in new customers. These promotional programs are designed to provide value and flexibility to our customers, enhancing their overall experience with our Company.

Growth Strategies

We plan to further develop our business through the following growth strategies.

Increasing Business Growth Efforts

We plan to promote our future business growth by strengthening customer relationships, improving customer loyalty, and increasing our marketing and sales efforts with additional investment in digital marketing and sales team expansion. Within the next three years, we expect to use approximately 20% of the net proceeds we received from our initial public offering (“IPO”) (approximately $2 million for marketing and sales efforts.

Enhancing Technology and Innovation

We expect to continuously enhance our Xyvid Pro Platform with improved features. For example, we plan to improve our platform by the following measures: (i) developing new interactive features to increase event attendee engagement, such as adding networking tools and gaming functions, which features are expected to become available in the second quarter of 2025; (ii) incorporating advanced data analytics tools to provide real-time insights and comprehensive reporting on event performance and attendee behavior, which tools are expected to become available in the third quarter of 2025; (iii) enhancing the scalability and flexibility of our platform, which enhancements are expected to be completed in the second quarter of 2025; and (iv) enhancing the multilingual support function, which enhancements are expected to be completed in the second quarter of 2025. We also plan to incorporate more emerging technologies to enhance our platform. For example, artificial intelligence empowers the multi-language captioning and transcription of our Xyvid Pro Platform, and we plan to implement additional features driven by artificial intelligence in the future, such as introducing a new iteration of our polling engagement tool, designed to leverage the power of generative artificial intelligence by suggesting polling questions based on the content of the uploaded PowerPoint presentation. Such feature is expected to significantly enhance the polling experience for both presenters and attendees and the initial AI-driven enhancements are expected to be available in the second quarter of 2025.

In addition, our business model is predominantly service based as of the date of this annual report. We plan to integrate a platform-as-a-service (PaaS) model over the next few years. This strategy will involve offering our platform as a subscription-based service, enabling customers to leverage our technology independently. We believe this shift will allow us to cater to a broader range of customers and drive recurring revenue streams. As of the date of this annual report, we are in the development phase of our PaaS offering.

Diversifying Service Offerings

We mainly produce virtual and hybrid events and physical events. We plan to diversify our service offerings by introducing additional services, such as a self-service webcasting platform for technically proficient customers to manage their own events on a subscription basis. As of the date of this annual report, we are in the ideation phase and anticipate employing additional staff for new service offerings.

Making Strategic Investments and Acquisitions

We plan to identify, invest in, partner with, and acquire appropriate businesses that offer complementary advantages to our business, thereby improving overall competitiveness and sustaining growth. As of the date of this annual report, we have not identified, nor have we engaged in any material discussions regarding, any potential target subject to such acquisitions or investments.

Research and Development

We are committed to continuously improving our platform’s capabilities, expanding our service offerings to customers, and meeting evolving customer needs, by conducting research and development. Our research and development projects typically span six to 18 months, depending on their complexity and scope. We incurred $128,891.19 and $105,885.55 in research and development expenses for the years ended December 31, 2024 and 2023, respectively. We conduct all research and development activities in-house, ensuring alignment with our strategic goals and maintaining control over the innovation process, and have approximately eight research and development specialists, as of the date of this annual report.

Our research and development efforts are guided by the stages of product development and the software development life cycle. The product team within the development department leads the early stages of ideation and planning, to ensure that our research and development projects are aligned with business objectives and customer requirements and are properly detailed with product requirements. The product team then presents the research and development proposals to our management team for approval. Upon approval, the projects move into the development stage, where the development staff takes over the technical requirements and development efforts. Once development is complete, the projects undergo qualification with the quality assurance team within the development department, which process includes initial technical testing and user acceptance testing. The product team then conducts further user acceptance testing to validate the products against the following three key criteria, to determine whether: (i) the products meet customer needs, (ii) the messaging and pricing is aligned to communicate value, and (iii) the Company is prepared to sell, deliver, manage, and support the products. Following successful validation, we will prepare to launch the products onto the market.

Our research and development efforts are focused on integrating emerging technologies, such as artificial intelligence, developing features that offer superior attendee experiences, enhancing attendee engagement, and providing robust data analytics. Our research and development efforts are undertaken to deliver long-term benefits, such as enhancing our competitive edge, and ensuring our long-term growth and sustainability.

Intellectual Property

As of the date of this annual report, we have registered the following intellectual properties: ten domain names, including tenevents.com, theeventsnetwork.com, theeventsnetworks.com, tenholdingsinc.com, teneventsproductions.com, tenevents.link, tenevents.net, tenevents.org, tenevents.co, and teneventsmarketing.com. In addition, as of the date of this annual report, we have received Notices of Allowance for two trademarks, TEN Holdings and TEN Events. We plan to submit the Statements of Use for these two trademarks on or before August 25, 2025.

We seek to protect our intellectual property rights by relying on intellectual property laws and on contractual measures. It is our general practice to enter into confidentiality agreements with our customers, in order to protect our intellectual property rights and limit access to our confidential and proprietary information. In addition to these contractual measures, we also rely on a combination of our registered domain names and other intellectual property that we may acquire to protect our brand and our intellectual property.

Employees

We strive to attract, recruit, and retain talents through our compensation and benefit programs, learning and development opportunities that support career advancement.

We believe the attraction, development and retention of skilled professionals contribute to our long-term success. To attract talent, we endeavor to offer competitive compensation package. In addition to cash compensation, we offer complementary benefits, including performance-based bonuses, medical, dental and vision benefits plans, and 401k retirement plans. We focus on several key criteria when selecting team members, including (i) relevant experience in platform development, particularly in the events webcast or related industries, (ii) technical skills in software development, data analytics, artificial intelligence, and cybersecurity, (iii) alignment with our values, mission, and collaborative work culture, and so on. We prioritize employee development and continuous learning through training programs, guided career progression paths, and mentorship. For employee retention, we focus on employee engagement with team-building activities, flexible work options, and an inclusive corporate culture.

Our subsidiary, TEN Events, Inc., enters into employment agreements with each of the employees. There is no collective bargaining agreement that covers our employees. During the fiscal year ended December 31, 2024, we did not experience any interruptions of operations or work stoppages due to labor disagreements or disputes. We strive to maintain positive labor relations through open communication and proactive conflict resolution measures.

As of December 31, 2024, we had a headcount of 38 full-time employees. The tables below present the number of our employees by type, function, and location for the fiscal year ended December 31, 2024.

Fiscal year of	Number of employees by Type
	Full-time	Part-time	Contract
2024	38	0	0

	Number of employees by Function
Fiscal year of	Management and Administration	Shared Service (Finance/IT)	Sales and Marketing	Development
2024	20	4	6	8

	Number of employees by Location
Fiscal year of	California	Colorado	North Carolina	Pennsylvania
2024	3	2	1	32

Material Contracts

Within the preceding two years from the date of this annual report, we have not entered into any material contracts, other than those contracts entered into for providing services to our customers in the ordinary course of our business, or as discussed elsewhere in this annual report.

Insurance

We maintain certain insurance policies to safeguard against risks and unexpected events. For example, we have liability insurance that covers the risks against cybersecurity claims, commercial general liability, automobile liability and umbrella coverage, each insurance coverage category subject to limitations as provided by the insurance policies. We believe our current insurance coverage is adequate for our business requirements and is consistent with customary industry practice. We renegotiate and renew our insurance contracts annually. We do not anticipate any difficulty in renewing contracts we currently maintain on the same terms. We have purchased the directors’ and officers’ liability insurance. During the fiscal year ended December 31, 2024, we did not make any material insurance claims in relation to our business.

Seasonality

Our business is generally subject to seasonal fluctuations. We usually generate more revenue in the last month of each calendar quarter. We believe that such seasonality is mainly because larger corporations tend to organize their major internal gatherings or communications toward the end of calendar quarters, when their operating results may then be available for broader discussion.

Regulations

Streaming and Video Services Laws and Regulations

We operate in the highly regulated livestreaming and video services industry. A number of U.S. federal, state, and international laws and regulations affect our business. The regulatory bodies that regulate our business include the Federal Trade Commission, the U.S. patent and trademark office, state consumer protection agencies, and international regulatory bodies. We may be subject to compliance audits by certain of these authorities.

The livestreaming aspect of our business is subject to the U.S. regulations on vulnerable population protections, such as the Rehabilitation Act of 1973 and the Americans with Disabilities Act (the “ADA”). Under these regulations, we are required to provide “auxiliary aids” to individuals with disabilities, which may include captions and audio descriptions. We currently provide captions and subtitles during our streaming process upon clients’ request and believe that we fully comply with the ADA. We do not have control over the content being streamed, however, as the events streamed are made available on-demand by our clients. We cannot provide any assurance that our business will not violate streaming content-related regulations in the future. Such violations, were they to occur, could lead to third-party claims and could materially and adversely affect our business, financial condition, and results of operations. In addition, our livestream business is subject to the Protecting Lawful Streaming Act of 2020. We may face criminal penalties if we willfully, and for commercial advantage or private financial gain, illegally stream copyrighted material.

Information Security and Intellectual Property Regulations

There are numerous federal, state, local, and international laws and regulations regarding intellectual property, privacy, data protection, information security, and the storing, collecting, sharing, using, processing, transferring, disclosing, and protecting of personal information and other content. The scope of these regulations is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules.

For instance, in the U.S., the Federal Trade Commission has jurisdiction to investigate and enforce our compliance with certain U.S. regulations, including the Children’s Online Privacy Protection Act, which regulates the collection and use of personal information from children under the age of 13. The Electric Communications Privacy Act governs our electronic communications, mandating the protection and privacy of such data. California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which affords consumers expanded privacy protections. The CCPA, which went into effect on January 1, 2020 and was recently amended, may require us to modify our data processing practices and policies and we may incur substantial costs and expenses in an effort to comply. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. It also provides for civil penalties for violations and a private right of action for data breaches that may increase data breach litigation.

When we engage with non-U.S. users, we are subject to international information security regulations such as the General Data Protection Regulation (the “GDPR”) in the European Union (“EU”), which went into effect in May 2018. The GDPR imposes stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of the violator’s annual global revenue. Following Brexit, although the United Kingdom enacted its Data Protection Act in May 2018 to align with the GDPR, there remains uncertainty regarding how data transfers to and from the United Kingdom will be regulated. In Canada, the Personal Information Protection and Electronic Documents Act may apply to us if we engage with local users.

We strive to comply with the applicable U.S. laws, regulations, policies, and other legal obligations relating to information security to the extent possible. We plan to adhere to international laws, regulations, policies, and other legal obligations related to information security when and if we expand our operations outside the U.S. As of the date of this annual report, we have implemented internal policies, including an information security policy and a privacy policy, to comply with the information security regulations that we believe are applicable to us. Our information security policy sets out our measures for network security, such as dual authentication, network vulnerability scanning, spam filtering tools, web filtering, access control, and incident response. This policy also establishes an extended incident response team and a core incident response team. Our information security policy is periodically reviewed and updated by our internal technical personnel. Our privacy policy regulates the information we collect (for instance, name, address, email address, phone number) and how we may use it. According to our privacy policy, we will not sell or otherwise disclose personal information of our webcast visitors. However, we may share information provided by our visitors with the clients hosting the webcast event and service providers we have retained to perform services on our behalf. See “Item 1. Business.” Under such circumstances, these service providers are contractually restricted from using or disclosing information except as necessary to perform services on our behalf or to comply with legal requirements. Additionally, we may disclose information about our clients (i) if we are required to do so by law or legal process, (ii) to law enforcement authorities or other government officials, or (iii) when we believe disclosure is necessary or appropriate to prevent physical harm or financial loss or in connection with an investigation of suspected or actual illegal activity. Our privacy policy also specifies that we will not collect information from minors who are under 13. We periodically evaluate and update our privacy policy.

The regulatory framework for information security worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We expect that new laws, regulations, and industry standards concerning privacy, data protection, and information security will continue to be proposed and enacted in various jurisdictions. The accompanying new or even burdensome obligations, coupled with substantial uncertainty in the interpretation and application of the regulations, may pose challenges for us in meeting legal requirements across different jurisdictions. This may require us to change our policies and practices and modify our protective measures to investigate and remediate vulnerabilities or other exposures or to make required notifications and we may incur significant costs and expenses to comply. Additionally, any failure or perceived failure by us to comply with the existing or future enacted regulations, information security-related obligations to users or other third-parties, or any of our other legal obligations relating to information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, potentially resulting in significant liability or causing our users to lose trust in us, which could adversely affect our reputation and business.

We are also subject to various U.S. and international regulations on copyrights and intellectual properties. For instance, the Digital Millennium Copyright Act (the “DMCA”) regulates the distribution and storage of digital content to protect intellectual property rights. As we offer a library for downloading videos, we are required adhere to the provisions of the DMCA. Under 17 U.S.C. § 512(c), we need to implement measures to handle take-down notices in the event of alleged copyright infringement. This may involve designating an agent to receive notifications of claimed infringement, and promptly removing or disabling access to the infringing content upon receipt of a valid take-down notice.

Corporate History and Structure

From 2011 to the date of this annual report, we have undertaken the following corporate restructuring steps:

●	On December 5, 2011, Xyvid, Inc. was incorporated under the laws of the State of Pennsylvania as a business corporation and has been the operating entity that operates our business as of the date of this annual report.

●	On June 3, 2021, V-Cube, Inc. acquired the 100% equity interest in Xyvid, Inc.

●	On February 12, 2024, The Events Network, Inc., our holding company, was incorporated under the laws of the State of Pennsylvania as a business corporation and issued 10 shares of common stock to V-Cube, Inc.

●	On April 2, 2024, Xyvid, Inc. changed its name to TEN Events, Inc.

●	On June 20, 2024, The Events Network, Inc. changed its name to TEN Holdings, Inc.

●	On July 2, 2024, TEN Holdings, Inc. issued 90 shares of common stock to V-Cube, Inc. in exchange for the 100% equity interest in TEN Events, Inc. from V-Cube, Inc., as a result of which V-Cube, Inc. owned 100 shares of common stock, or 100% of the issued and outstanding common stock of TEN Holdings, Inc. and TEN Holdings, Inc. owns the 100% equity interest in TEN Events, Inc.

●	On July 24, 2024, TEN Holdings, Inc. was converted to a Nevada corporation, as a result of which, each one share of common stock, no par value per share, of TEN Holdings, Inc. that was issued and outstanding prior to the effective time of such re-domestication from Pennsylvania to Nevada, was converted into and became 100,000 shares of common stock, par value $0.0001, of TEN Holdings, Inc. as a Nevada corporation, and TEN Holdings, Inc. issued 50,000,000 shares of common stock in the aggregate.

●	On September 9, 2024, V-Cube, Inc. transferred 2,200,000 shares of common stock of our holding company, TEN Holdings, Inc., to Eastern Nations Trading Pte. Ltd., a private limited company organized and existing under the laws of Singapore.

●	On October 9, 2024, the Company’s then sole Director and majority stockholder approved a reverse stock split to consolidate its issued common stock at a ratio of 2-for-1, as a result of which, the number of the Company’s issued shares of common stock changed from 50,000,000 to 25,000,000.

●	On October 9, 2024, V-Cube, Inc. transferred an additional 1,100,000 shares of our common stock to Eastern Nations Trading Pte. Ltd.

●	On December 23, 2024, the convertible promissory note dated September 5, 2024, as amended, held by Mr. Naoaki Mashita, the chief executive officer of V-Cube, Inc., the principal stockholder of the Company, having the outstanding principal balance of $317,000, was partially converted into 689,130 shares of common stock of the Company, relative to the principal balance, at a conversation price of $0.46 per share, which convertible promissory note remains outstanding as to the interest accrued until the maturity date thereof on December 31, 2025.

●	On February 18, 2025, the Company closed the IPO of 1,667,000 shares of common stock at a public offering price of $6.00 per share.

Item 1A. Risk Factors.

Risks Relating to our Business and Industry

We had a working capital deficit for the years ended December 31, 2024 and 2023, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate positive operating cash flows and raise additional capital significant enough to result in operating profitability.

We had a loss of $2,965,000 and $1,688,000 for the years ended December 31, 2024 and 2023, respectively, and had cash used in operations of $2,485,188 and $265,000 during the years ended December 31, 2024 and 2023, respectively. Further, we had a negative working capital of $5,667,000 and $2,236,000 as of December 31, 2024 and 2023, respectively, and will require additional capital to operate. Given the preceding conditions, our auditor has raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to generate positive operating cash flows. To support our working capital needs, we will rely on our revenue generating customer contracts and equity and/or debt financing. There is no assurance that we will be successful in generating positive operating cash flows and raising additional capital significant enough to result in operating profitability in the future.

If we are unable to generate and raise sufficient positive operating cash flows and additional capital to result in operating profitability in the future, there may remain substantial doubt about our ability to continue as a going concern, and investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms or at all, and we may have to discontinue operations and liquidate our assets and may be compelled to receive less than the value at which those assets are carried on our audited financial statements, which would cause our stockholders to lose a part or all of their investment.

Our business depends on our ability to attract new customers and retain and provide services to existing customers. Any decline in customer acquisition or retention would harm our business.

Our business depends upon our ability to attract new customers, and maintain and expand our relationships with our existing customers, including providing additional services to our existing customers. Our customers engage us to provide support for their events or other corporate activities. We cannot provide any assurance that customers will extend or renew their engagement with us after the events or corporate activities for which we have been engaged are completed. Extensions or renewals of customer engagement may decline or fluctuate because of several factors, such as dissatisfaction with our platform and support, a customer no longer having a need for our platform, or a belief that a competitor’s service offering is better, more secure, or less expensive than our platform. For example, during the COVID-19 pandemic, we saw a significant increase in usage of our platform and services. Following the pandemic, some of our customers reduced their use of our platform, and additional customers may do so in the future. Extensions or renewals of customer engagement are also impacted by reductions in customers’ information technology spending budgets or decisions by customers to consolidate their spending budgets on one of our competitor’s platforms, both of which are more likely to occur during periods of high inflation, recessionary or uncertain economic environments. Finally, any decrease in customer satisfaction with our platform or support would harm our brand, word-of-mouth referrals, and ability to grow. We need to continually add new customers to grow our business and to replace customers who choose not to continue to use our platform. If customers terminate or do not renew their business relationships with us, or renew their service contracts on less favorable terms or for fewer services, and we do not acquire replacement customers or otherwise grow our customer base, our business and results of operations may be materially and adversely affected.

Any decline in demand for our services or platform could harm our business.

We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from producing virtual and hybrid events. Widespread adoption and use of live engagement technologies, webinars and event software in general, and our platform in particular, are critical to our future growth and success. If this market fails to grow or grows more slowly than we currently anticipate, demand for our platform could be negatively affected.

Demand for our platform is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

●	availability of products and services that compete, directly or indirectly, with ours;

●	awareness and adoption of live engagement technologies, generally, as a substitute for in-person events;

●	ease of adoption and use of the relevant technologies;

●	features and platform experience;

●	reliability of our platform, including frequency of outages;

●	performance and user support;

●	our brand and reputation;

●	security and privacy;

●	our pricing and our competitors’ pricing; and

●	new modes of live engagement that may be developed in the future.

If we fail to successfully predict and address these factors, meet customer demands or achieve more widespread market adoption of our platform, our business would be harmed.

The experience of our customers depends upon the interoperability of our platform across technologies that we do not control, and if we are not able to maintain and expand our relationships with third parties in order to integrate our platform with their products, our business may be harmed.

Our platform, Xyvid Pro Platform, has broad interoperability and is able to integrate and deliver event content to various devices, including Windows, Mac, iOS, and Android. See “Item 1. Business—Our Services—Virtual and Hybrid Events.” We depend on the accessibility of our platform across these devices that we do not control. Some of our competitors may have inherent advantages by being able to develop products and services internally that more closely integrate with their own software platforms or those of their business partners.

We may not be able to modify our platform and services to maintain their continued compatibility with that of third parties’ products and services that are constantly evolving. In addition, some of our competitors may be able to disrupt the ability of our platform to operate with their products or services, or they could exert strong business influence on our ability to, and the terms on which we, operate and provide access to our platform and services. Should any of these third parties modify their products or services in a manner that degrades the functionality of our platform or services, or that gives preferential treatment to their own or competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform and services with these third-party products and services could decrease and our business could be harmed.

We may not be able to respond to rapid technological changes, extend our platform or develop new features.

The markets in which we compete are characterized by rapid technological changes and the frequent introduction of new products and services. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to enhance and improve our platform, and to introduce new features and services. Our customers may require features and capabilities that our current platform does not have. We are focused on improving the quality and range of our service offerings and are committed to investing in research and development. See “Item 1. Business—Research and Development.” Our enhancements to our platform, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.

The introduction of competing services or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations and financial condition. We may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction, or implementation of new services, features, or capabilities. New services, features or capabilities may not be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. If customers do not widely adopt our new services, features and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business would be harmed.

We plan to incorporate AI technologies into some of our products and services, which may present operational and reputational risks.

As of the date of this annual report, we utilize artificial intelligence, or AI, to empower the multi-language captioning and transcription features of our Xyvid Pro Platform, and we plan to implement additional features driven by artificial intelligence in the future. The initial AI-driven enhancements are expected to be available in the second quarter of 2025. See “Item 1. Business—Growth Strategies—Enhancing Technology and Innovation.” As with many innovations, there are associated risks involved in utilizing AI technology. There can be no assurance that our use of AI will eventually produce the intended results. Even if it could produce the intended results, we cannot guarantee that such AI will not produce errors going forward. AI, particularly generative AI, has been known to produce false or “hallucinatory” inferences or outputs. AI can also present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion concerning AI, could impair the acceptance of AI solutions, including those incorporated in our services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.

In addition, regulation of AI is rapidly evolving worldwide, as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, customer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. For example, In the United States, President Biden issued the Executive Order on Safe, Secure and Trustworthy Artificial Intelligence in October 2023, with the goal of promoting the “safe, secure, and trustworthy development and use of artificial intelligence in the United States.” The Executive Order has established certain new standards for the training, testing and cybersecurity of sophisticated AI models. It has also instructed other federal agencies to promulgate additional regulations within certain timeframes from the date of the Executive Order. Federal artificial intelligence legislation has also been introduced in the U.S. Senate. Since these regulatory frameworks rapidly evolve, we may become subject to new laws and regulations, which may affect the legality, profitability, or sustainability of our business, and we may be unable to predict all the legal, operational, or technological risks that may arise relating to the use of AI. The failure to comply with the relevant regulatory frameworks may also negatively affect our reputation. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational, or technological risks that may arise relating to the use of AI. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm. As of the date of this annual report, the Company does not intend to utilize open-source AI.

Interruptions in our services caused by undetected errors, failures, or bugs in our platform or services could harm our reputation and result in significant costs to us.

Our platform and services may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. The use of our services in complicated, large-scale network environments may increase our exposure to undetected errors, failures, or bugs in our services. We use monitoring software to detect errors or bugs in our platform and we subject new codes to stringent testing before their release. As of the date of this annual report, we have not experienced significant interruptions in our services as a result of such errors or defects, but we may experience future interruptions of service if we fail to detect and correct these errors and defects. As our business expands, the costs incurred in correcting defects, bugs or errors may be substantial and could harm our results of operations.

In addition, we rely on hardware and software of third parties to offer our services. Any defects in, or unavailability of, our or third-party software or hardware that cause interruptions of our services could, among other things:

●	cause a reduction in revenues or a delay in market acceptance of our services;

●	require us to pay penalties or issue refunds to our customers or partners, or expose us to claims for damages;

●	cause us to lose existing customers and make it more difficult to attract new customers;

●	divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;

●	increase our technical support costs; and

●	harm our reputation and brand.

Competition in our markets is intense, and if we do not compete effectively, our operating results could be harmed.

The webcasting market is competitive and rapidly changing, and existing and new market entrants, particularly established companies with greater resources than we have, that provide technologies to improve communication and engagement technologies or platforms, such as artificial intelligence and machine learning, could also increase the level of competition in the market. We face competition from many large and small companies, which include, but are not limited to, Zoom, ON24, GlobalMeet, Cvent, Bizzabo, and Meeting Tomorrow. See “Item 1. Business—Our Industry.”

Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties’ technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions. As we introduce new services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Demand for our platform is price sensitive. Many factors, including our pricing and marketing strategies, customer acquisition, and technology costs, as well as the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our platform or certain aspects of our platform, and they may offer a broader range of products and services than we do. Even if such competing products do not include all of the features and functionality that we provide, we could face pricing pressure to the extent that customers find such alternative products to be sufficient to meet their needs. Similarly, certain competitors or potential competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Moreover, our major customers may demand substantial price concessions. As a result, we may be required to provide our major customers with pricing below our targets in the future. As a result, we could lose market share to our competitors or be forced to engage in price-cutting initiatives or other discounts to attract and retain customers, each of which could harm our business, results of operations and financial condition.

The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to increase our customer base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales and marketing capabilities, including through additional investment in digital marketing and sales team expansion. See “Item 1. Business—Growth Strategies.” If we are unable to expand our sales and marketing operations, our future revenue growth and business could be adversely impacted.

Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. We also plan to dedicate resources to sales and marketing programs, including internet and other online advertising. All of these efforts will require us to invest significant financial and other resources, as the cost to acquire customers through these efforts is high. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue.

Our largest customer generates a significant portion of our revenue, and interruption in operations of such significant customer may have an adverse effect on our business, financial condition, and results of operations.

For the years ended December 31, 2024 and 2023, the same single customer independently accounted for more than 10% of our total revenue; accounting for approximately 64.6% and 51.1% of our total revenue, respectively. See “Item 1. Business—Our Customers.” We believe that, in the foreseeable future, we may continue to derive a significant portion of our revenue from such significant customer. If such customer fails to make payments, or experiences a downturn in business, our revenue and results of operations may be materially and adversely affected. We may lose our significant customer due to a variety of factors, including our capacity to deliver reliable services, service efficiency, as well as our competitiveness in pricing strategies. We cannot guarantee that we will continue to maintain the business relationship with our significant customer at the same level, or at all. If our significant customer terminates its relationship with us, we cannot assure you that we will be able to secure an alternative arrangement with a comparable customer in a timely manner, or at all. Losing our significant customer could adversely affect our revenue and profitability. In the short term, losing our significant customer may lead to a substantial loss of revenue and potentially disrupt cash flow. In the long term, it could impact market perception and our ability to attract new customers.

We may be dependent on a limited number of suppliers and any disruption to the relationships with the major suppliers may have material adverse effects on our business.

For the year ended December 31, 2024, one supplier independently accounted for more than 10% of our total purchases, accounting for approximately 17.9% of our total purchases. For the year ended December 31, 2023, one supplier independently accounted for more than 10% of our total purchases, accounting for approximately 27.2% of our total purchases. See “Item 1. Business—Our Suppliers.” Such third-party suppliers are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms, or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

We depend on our controlling stockholder, V-Cube, Inc., for financing and other resources.

V-Cube, Inc. owns the majority of our equity interest as of the date of this annual report. We do not expect any material changes to our relationship with V-Cube, Inc. in the foreseeable future. We have relied on and expect to continue to rely on V-Cube, Inc. for financing and other resources. V-Cube, Inc. has made verbal pledges to provide financial support and other resources to our Company. However, such pledges have not been formalized by any contractual arrangements and there is no assurance that such financial support will be available as and when needed or in sufficient amounts. If there are any changes to our relationship with V-Cube, Inc., and/or if V-Cube, Inc. suspends or terminates its provision of financing and other resources to us, for a variety of reasons beyond our control, such as any changes to the Japan-United States relations, any business interruptions or financial distress of V-Cube, Inc., or any legal changes that affect international money transfers, it could have material adverse effects on our business and financial results.

Our results of operations are subject to seasonal fluctuations.

We experience seasonality in our business. We usually generate more revenue in the last month of each calendar quarter. See “Item 1. Business—Seasonality.” We may experience capacity and resource shortages in our platform and services during the period of such seasonal surge in our business. As a result of seasonality, our financial condition and results of operations may continue to fluctuate, and the trading price of our common stock may fluctuate from time to time.

Our business and results of operations may be harmed by the misconduct of authorized employees that have access to important assets of our Company such as bank accounts and confidential information.

During the course of our business operations, some of our employees have access to certain valuable assets of our Company, such as bank accounts and confidential information. In the event of misconduct by such authorized employees, our Company could suffer significant losses. Employee misconduct may include misappropriating bank accounts, falsifying bank records, improper use or disclosure of confidential information to the public or our competitors, and failure to comply with our internal policies or with federal or state laws or regulations regarding the use and safeguarding of classified or other protected information, and any other applicable laws or regulations. Although we have implemented policies, procedures, and controls to regulate employee conduct, these precautions may not prevent all intentional or negligent misconduct, and as a result, we could face unknown risks or losses. Furthermore, such unethical, unprofessional, or even criminal behavior by employees could damage our reputation, result in fines, penalties, restitution, or other damages, and lead to the loss of current and future customers, all of which would adversely affect our business, financial condition, and results.

We may be the subject of detrimental conduct by third parties, which could have a negative impact on our reputation.

We may be the target of anti-competitive, harassing, or other detrimental conduct by third parties including our competitors. Such conduct may include complaints, anonymous or otherwise, to regulatory agencies regarding our operations, accounting, business relationships, business prospects, and business ethics. Additionally, anyone may post false allegations online against us on an anonymous basis. We may be subject to government or regulatory investigation as a result of such third-party conduct and may be required to expend significant time and incur substantial costs to address such third-party conduct, and there can be no assurance that each of the allegations will be refuted conclusively within a reasonable period of time, or at all. Our business may also be materially negatively affected as a result of such public dissemination of anonymous allegations or malicious statements.

Interruptions, delays or outages in service from the data centers we use for our technology or infrastructure could impair the delivery and the functionality of our services, which may harm our business.

Our ability to attract and retain customers depends on our ability to provide our customers and their users with a highly reliable platform. We currently use data centers in the United States. Our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. We also do not control the operation of the data centers we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, cyber-attacks and other cybersecurity incidents, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our services. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities. As of the date of this annual report, we have experienced service disruptions, outages and other performance problems, due to the introduction of new functionality, human error, and capacity constraints, and we may in the future experience further service disruptions, outages and other performance problems due to a variety of other factors, including infrastructure changes, software errors, zero-day vulnerabilities, and denial-of-service attacks, ransomware attacks and other cybersecurity incidents by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable time-frame.

In addition, we depend on the expertise and efforts of members of our operations and technology teams for the continued performance of our platform. Our ability to retain, attract, hire and train staff in these groups may prove to be a challenge for a variety of factors and could have an adverse impact on the platform.

If our platform is unavailable or if our customers and their users are unable to access our platform within a reasonable amount of time, or at all, our business, results of operations and financial condition would be adversely affected. Additionally, if the data centers we use are unable to keep up with our increasing need for capacity, our customers may experience delays as we seek to obtain additional capacity, which could harm our business.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation, and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering data of customers. We rely on our platform to deliver virtual and hybrid events to our customers and we use the Azure SQL Database to process, organize and store our business data. The secure processing, maintenance, and transmission of information in these systems are critical to our operations.

Nonetheless, our technology operations are vulnerable to security breaches and attacks against our system and network. While we employ measures designed to prevent, detect, address, and mitigate these threats (including using third-party cybersecurity technology), and we have not experienced any material cybersecurity incidents as of the date of this annual report, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements. Although we have purchased cybersecurity insurance, there is no assurance that such insurance will be sufficient to cover any damages resulting from cybersecurity claims.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

If we fail to manage our growth or execute our strategies and future plans effectively, we may not be able to take advantage of market opportunities or meet the demand of our customers.

We expect our business to grow in terms of scale and diversity of operations. In addition, we plan to improve the features of our platform and incorporate more emerging technologies to enhance our platform. This will enable us to diversify and expand our service offerings. See “Item 1. Business—Growth Strategies.” Such expansions will increase the complexity of our operations and may cause strain on our managerial, operational, and financial resources. We must continue to hire, train, and effectively manage new employees. The expansion of our services will also require us to maintain consistency in the quality of our services so that our market reputation is not damaged by any deviations in quality, whether actual or perceived.

Our future results of operations also depend largely on our ability to execute our future plans successfully. In particular, our continued growth may subject us to the following additional challenges and constraints:

●	we face challenges in responding to evolving industry standards and government regulation that impact our business and the webcasting industry in general;

●	the technological or operational challenges may arise from the new services;

●	the execution of our future plans will be subject to the availability of funds to support the relevant capital investment and expenditures; and

●	the successful execution of our strategies is subject to factors beyond our control, such as general market conditions, and economic and political developments in the United States and globally.

All of these endeavors involve risks and will require significant management, financial, and human resources. We cannot assure you that we will be able to effectively manage our growth or to implement our strategies successfully. There is no assurance that the investment to be made by our Company as contemplated under our future plans will be successful and generate the expected return. If we are not able to manage our growth or execute our strategies effectively, or at all, our business, results of operations, and prospects may be materially and adversely affected.

If we fail to attract, recruit, or retain our key personnel, including our executive officers, senior management, and key employees, our ongoing operations and growth could be affected.

Our success depends, to a large extent, on the efforts of our key personnel, including our executive officers, senior management, and other key employees who have valuable experience, knowledge, and connections in the webcasting industry. There is no assurance that these key personnel will not voluntarily terminate their employment with us. We do not carry any key person insurance on any of our senior management team. The loss of any of our key personnel could be detrimental to our ongoing operations. Our success will also depend on our ability to attract and retain qualified personnel to manage our existing operations as well as our future growth. We may not be able to successfully attract, recruit, or retain key personnel, and this could adversely impact our financial condition, operating results, and business prospects.

We may not maintain adequate insurance, which could expose us to significant costs and business disruption.

We maintain certain insurance policies to safeguard against risks and unexpected events. See “Item 1. Business—Insurance.” However, there can be no assurance that such insurance coverage will always be available or will always be sufficient to cover any damages resulting from any kind of claims. In addition, there are certain types of risks that may not be covered by our insurance policies, such as war, force majeure events, or certain business interruptions. Claims that are not covered by the policies or the failure to renew the insurance policies may materially adversely affect our business, financial condition, and results of operations.

We may expand through acquisitions of, investments in, or strategic partnerships or other strategic transactions with, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions. We plan to identify, invest in, partner with, and acquire appropriate businesses that offer complementary advantages to our business, thereby improving overall competitiveness and sustaining growth. See “Item 1. Business—Growth Strategies.” We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.

Acquisitions, investments, strategic partnerships, and other strategic transactions involve significant risks and uncertainties, including:

●	the potential failure to achieve the expected benefits of the acquisition, investment, strategic partnership, or other strategic transaction, including recoupment or write-down of our investments in the partnership;

●	unanticipated costs and liabilities;

●	the potential of disputes with our partners, including arbitration or litigation resulting from a breach or alleged breach of either party’s contractual obligation, which may result in cost, distraction and potential liabilities and reputational damage;

●	difficulties in integrating new services and subscriptions, software, businesses, operations, and technology infrastructure in an efficient and effective manner;

●	difficulties in maintaining customer relations;

●	the potential loss of key employees of any acquired businesses;

●	the diversion of the attention of our senior management from the operation of our daily business;

●	the potential adverse effect on our cash position to the extent that we use cash for the transaction consideration;

●	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition, investment, strategic partnership, or other strategic transaction;

●	the potential issuance of securities that would dilute our stockholders’ percentage ownership;

●	the potential to incur large and immediate write-offs and restructuring and other related expenses;

●	the inability to maintain uniform standards, controls, policies, and procedures; and

●	the inability to set up the necessary processes and systems to efficiently operate the partnerships.

Any acquisition, investment, strategic partnership, or other strategic transaction could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition, investment, strategic partnership, or other strategic transaction. In addition, our inability to successfully operate and integrate newly acquired businesses or newly formed strategic partnerships appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as our revenues and gross margins.

Our previous performance may not be sustainable or indicative of our future financial outcomes, and there is no assurance that we will be able to achieve the same level of financial performance in the future.

For the years ended December 31, 2024 and 2023, we had total revenue of approximately $3.5 million and $3.7 million, respectively, and net loss of approximately $3.0 million and $1.7 million, respectively. Our financial results in the past may not be indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow, or our revenue may decline for a number of reasons, including reduced demand for our products and services, increased competition, industry trend, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall operating expenses to continue to increase in the foreseeable future, as we will incur additional expenses in connection with the expansion of our business operations and as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

Adverse or weakened general economic and market conditions may cause a reduction in customer demand, which could harm our revenue, results of operations, and cash flows.

Our revenue, results of operations, and cash flows depend on the overall demand for and use of our platform and services, which depends in part on the amount of spending allocated by our customers or potential customers on the relevant services. This spending depends on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, and overall economic uncertainty. These economic conditions can arise suddenly, including the recent rise in inflation and overall macroeconomic environment, which may negatively impact our customers’ budgets. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the United States or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Market volatility, decreased consumer confidence, and diminished growth expectations in the United States economy and abroad as a result of the foregoing events could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Some of our customers may view the usage of our platform as a discretionary purchase, and our customers may reduce their discretionary spending on our platform during an economic downturn. In addition, weak economic conditions, including during times of high inflation and tightening budgets, can result in customers seeking to utilize lower-cost solutions that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including pandemics such as COVID-19, earthquakes, fires, floods, tsunamis or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyberattacks, war or terrorist attacks, could result in lengthy interruptions in our services. In particular, our corporate headquarters are located in Pennsylvania, a region known for flooding, and our insurance coverage may not sufficiently compensate us for losses that may occur in the event of a severe flooding event or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet, the electric grid or the economy as a whole. If our systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver our products and services to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business could be harmed.

Risks Relating to Laws and Regulations

The actual or perceived failure by us, our customers, partners or vendors to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters could harm our reputation and business and subject us to significant fines and liability.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share confidential, proprietary, and sensitive information, including customer and user content, business data, trade secrets, intellectual property, third-party data, business plans, transactions, financial information. Our data processing activities subject us to numerous privacy, data protection, and information security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, consumer protection laws, and other similar laws. See “Item 1. Business—Regulations.” While as of the date of this annual report, we have not been subject to any legal or administrative penalties or received any notifications from regulatory authorities for privacy, data protection, or information security concerns, the developments or changes to the applicable laws and regulations may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we fail to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters, it could harm our reputation and business and subject us to significant fines and liability.

We are subject to a variety of U.S. and international laws and regulations, compliance with which could impair our ability to compete and non-compliance with which may result in claims, fines, penalties, and other consequences, all of which could adversely impact our operations, business, or performance.

As a service provider, we do not regularly monitor our platform to evaluate the legality of content shared on it by our customers. While as of the date of this annual report, we have not been subject to legal or administrative actions as a result of the content shared on our platform, the laws in this area are evolving and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our business partners may be subject to legal actions involving our customers’ content or use of our platform.

Our platform depends on the ability of our customers and their users to access the internet. If we fail to anticipate developments in the law, or we fail for any reason to comply with relevant law, our platform could be blocked or restricted, and we could be exposed to significant liability that could harm our business.

We are subject to a variety of U.S. laws and regulations, such as the Americans with Disabilities Act (ADA) which requires virtual events to be accessible to individuals with disabilities, and various laws and regulations of states where we conduct business activities or where digital content is distributed, livestreamed, or made available through our platform or services. We are also subject to various international regulations on information security, copyrights and intellectual properties. See “Item 1. Business—Regulations.” To the extent we expand our market presence, our exposure for violating these laws and regulations will likely increase. If we fail to comply with the legal standards and requirements, we may face substantial civil and criminal fines, penalties, profit disgorgement, reputational harm, loss of access to certain markets, disbarment from government business, the loss of export privileges, tax reassessments, breach of contract, fraud and other litigation, reputational harm, and other foreseeable or unforeseen collateral consequences that could harm our business.

Non-compliance with laws and regulations on the part of any third parties with which we conduct business could expose us to legal expenses, compensation to third parties, penalties, and disruptions of our business, which may adversely affect our results of operations and financial performance.

Third-party customers with which we conduct business, including healthcare organizations, as well as marketing and advertising agencies, may be subject to regulatory penalties or punishments because of their regulatory compliance failures or infringement upon other parties’ legal rights, which may, directly or indirectly, disrupt our business. We cannot be certain whether such third parties have violated any regulatory requirements or infringed or will infringe any other parties’ legal rights, which could expose us to legal expenses or compensation to third parties, or both.

We, therefore, cannot rule out the possibility of incurring liabilities or suffering losses due to any non-compliance by third parties. There is no assurance that we will be able to identify irregularities or non-compliance in the business practices of third parties with which we conduct business, or that such irregularities or non-compliance will be corrected in a prompt and proper manner. Any legal liabilities and regulatory actions affecting third parties involved in our business may affect our business activities and reputation, and may in turn affect our business, results of operations, and financial performance.

Moreover, regulatory penalties or punishments against our business stakeholders such as third-party service providers, whether or not resulting in any legal or regulatory implications upon us, may nonetheless cause business interruptions or even suspension of these business stakeholders, which could in turn disrupt our usual course of business and result in material negative impact on our business operations, results of operation and financial condition.

Failure to protect intellectual property rights could adversely affect our business.

We regard our domain names and other intellectual property we may develop or acquire as critical to our success. See “Item 1. Business—Intellectual Property.” We have taken measures to protect our intellectual property, but these measures might not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. Policing unauthorized use of our proprietary technology and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce their intellectual property rights. Future litigation could result in substantial costs and diversion of our resources and could disrupt our business, as well as materially adversely affect our financial condition and results of operations. Further, despite the potentially substantial costs, we cannot assure you that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

Third parties may claim that we infringe their proprietary intellectual property rights, which could cause us to incur significant legal expenses and prevent us from promoting our services.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, copyrights, patents, or other intellectual property rights held by third parties. We may from time to time in the future be subject to legal proceedings and claims relating to the intellectual property rights of others. For instance, we may face claims of trademark or copyright infringement for the use of images, pictures, or materials used on our website, in promotional materials, such as brochures or videos, or in the distribution and storage of digital content. There could also be existing intellectual property of which we are not aware that our services may inadvertently infringe. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits. Additionally, the application and interpretation of intellectual property right laws and the procedures and standards for granting trademarks, copyrights, or other intellectual property rights are evolving and may be uncertain, and we cannot assure you that courts or regulatory authorities would agree with our analysis. Such claims, even if they do not result in liability, may harm our reputation. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and financial performance may be materially and adversely affected.

We may from time to time be subject to claims, controversies, lawsuits, and legal proceedings, which could adversely affect our business, prospects, results of operations, and financial condition.

From time to time, we may be involved in various claims, controversies, lawsuits, legal proceedings, or regulatory inquiries that arise in the ordinary course of business involving labor and employment, wage and hour, intellectual property, data breach and other matters. See “Item 1. Business—Legal Proceedings.” We expect that the number and significance of these potential disputes or claims may increase as our business expands and our company grows larger. Contractual provisions and insurance coverage may not cover potential claims and may not be adequate to indemnify us for all liabilities we may face. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Litigation is inherently unpredictable, and the results of any claims may have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, negative publicity regarding claims or judgments made against our Company may damage our reputation and may result in a material adverse impact on us.

We are subject to various U.S. anti-corruption laws, and any failure to comply with such laws, and any laws to which we may become subject, whether in existence now or hereafter, could harm our business, financial condition, and results of operations.

We are subject to various U.S. anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries, from directly or indirectly authorizing, offering, or providing improper payments or benefits to government officials and other recipients for improper purposes. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We anticipate that our exposure for violating these laws will increase as we continue to expand our presence, and any failure to comply with such laws could harm our business, financial condition, and results of operations.

Risks Relating to Our Capital Stock and Trading

The price of our common stock could be subject to rapid and substantial volatility.

There have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with recent initial public offerings, especially among those with relatively smaller public floats. As a relatively small-capitalization company with a relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other of our securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares of common stock they hold or may not be able to sell at all.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

Our certificate of incorporation permits us to issue, without approval from our stockholders, a total of 1,000,000 shares of preferred stock, none of which are outstanding. Our board of directors can determine the designations, powers, preferences and voting and other rights, and the qualifications, limitations and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our board of directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Anti-takeover provisions in our articles of incorporation and bylaws and under Nevada law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of the Nevada Revised Statutes, our articles of incorporation, as amended, and our bylaws, as amended, could make it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions, which are summarized below, may have the effect of discouraging takeover bids.

●	require super-majority voting to amend some provisions in our articles of incorporation and bylaws;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Nevada Revised Statutes imposes certain restrictions on business combinations and certain changes or potential changes in control of a Nevada corporation. Anti-takeover provisions in our articles of incorporation and bylaws and under Nevada law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our articles of incorporation designate the Supreme Court of the State of Nevada as the exclusive forum for certain types of actions and proceedings, which could limit a stockholder’s ability to choose the judicial forum for disputes with the Company or its directors, officers or employees.

Our articles of incorporation provide that, to the fullest extent permitted by law, the Supreme Court of the State of Nevada will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim arising pursuant to the Nevada Revised Statutes, our articles of incorporation or our bylaws; or any action asserting a claim governed by the internal affairs doctrine.

There is uncertainty as to whether a court will enforce these forum selection clauses. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. We interpret the forum selection clauses in our articles of incorporation to be limited to the specified actions and not to apply to actions arising under the Exchange Act or the Securities Act. Section 27 of the Exchange Act provides that United States federal courts shall have jurisdiction over all suits and any action brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act provides that United States federal and state courts shall have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

If a court were to find the choice of forum provision contained in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may fail to meet our reporting obligations or be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

Our failure to implement and maintain an effective system of internal controls could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock, may be materially and adversely affected. Moreover, ineffective internal control over financial reporting significantly hinders our ability to prevent fraud.

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 will require that we include a report of management on our internal control over financial reporting in our annual report on 10-K beginning with our annual report for the fiscal year ending December 31, 2025. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified, if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation in a timely manner.

We bear substantial increased costs as a result of being a public company.

We completed our initial offering in 2025 and have started bearing significant legal, accounting, and other expenses as a public company that we did not incur as a private company since then. These additional costs could negatively affect our financial results. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies.

Compliance with these laws, rules, and regulations increases our legal and financial compliance costs and makes some corporate activities more time-consuming and costlier. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, we will incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our board of directors or as executive officers.

We are an “emerging growth company,” as defined in the JOBS Act and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 in the assessment of the emerging growth company’s internal control over financial reporting and permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

After we are no longer an “emerging growth company,” or until five years following the completion of our initial public offering, whichever is earlier, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 and the other rules and regulations of the SEC. For example, as a public company, we have been required to increase the number of independent directors and adopt policies regarding internal controls and disclosure controls and procedures.

We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate with any degree of certainty the amount of additional costs we may incur or the timing of such costs.

We may not be able to maintain the listing of our common stock on Nasdaq.

There can be no assurance that we will be able to maintain the listing standards of Nasdaq, the exchange on which our common stock is traded, which includes requirements that we maintain our stockholders’ equity, total value of shares of common stock held by unaffiliated stockholders, minimum bid price, and market capitalization above certain specified levels.

If we fail to conform to the Nasdaq listing requirements on an ongoing basis, our common stock might cease to trade on Nasdaq, and may move to the OTCQB or OTC Pink Markets operated by OTC Markets Group, Inc. These quotation services are generally considered to be markets that are less efficient and that provide less liquidity in the shares of common stock than Nasdaq.

Future equity offerings or other equity issuances of us could further dilute common stock.

We may in the future issue additional shares of our common stock or other securities convertible into or exchangeable for shares of our common stock. These issuances may occur at times or on terms that could be disadvantageous to our existing stockholders. Our stockholders’ percentage ownership and voting power may be diluted, and they may experience a reduction in the value of their investment. Additionally, such issuances, if substantial, could negatively affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our common stock, the price of our common stock and trading volume could decline.

Any trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock and the trading volume to decline.

We will be a “controlled company” within the meaning of the Nasdaq listing rules, and will follow certain exemptions from certain corporate governance requirements that could adversely affect our public stockholders.

As of the date of this annual report, our largest stockholder, V-Cube, Inc., directly and indirectly own more than a majority of the voting power of our outstanding common stock and will be able to determine all matters requiring approval by our stockholders. V-Cube, Inc. is a Japanese company listed on the Tokyo Stock Exchange and its chief executive officer, Naoaki Mashita, has served as our Director since February 2024 and is our minority stockholder. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. We intend to rely on the “controlled company” exemptions under the Nasdaq listing rules. Specifically, we will not form the nominating and corporate governance and compensation committees, and a majority of our board of directors will not consist of independent directors, as permitted by the “controlled company” exemptions under the Nasdaq listing rules. We have formed an audit committee that will consist of three independent directors and we intend to phase in our compliance with the relevant audit committee composition requirements by having two independent directors at the time of our listing, and three independent directors within one year of our listing. During the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenue exceeds $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, or (ii) our annual revenue is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technology assets. We have implemented cybersecurity measures and protocols for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our overall risk management framework. We aim to ensure a comprehensive and proactive approach to safeguarding our assets and operations.

As a part of our overall risk management, the Company has engaged a third-party service provider to advise as to our maintenance of cybersecurity and risk management. The Company has instituted a comprehensive cybersecurity risk management program that employs various methods to monitor and assess our threat environment and risk profile. These methods include the use of manual and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating any threats reported to us and conducting periodic vulnerabilities assessments. We have company-wide policies and procedures in place that further enhance our ability to identify and manage cybersecurity risks. Our employees receive ongoing training under our security policies. Any incidents identified by the third-party service provider are to be reported promptly to the board of directors.

Our management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and, when formally adopted, implementing and maintaining our cybersecurity program.

Although risks from cybersecurity threats have not to date materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we may, from time to time, experience threats to and security incidents related to our data and systems. In the year ended December 31, 2024, we did not detect any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our principal executive office is located in Langhorne, PA. Our office space covers an area of approximately 6,050 square feet, with a lease term from January 1, 2020 to December 31, 2030. Our subsidiary, TEN Events, Inc., has the option to extend the lease term for another five years by giving written notice to the landlord within six months prior to the expiration of the current lease term. The landlord, GHDLCK LLC, is a company controlled by Karen Kovalcik, the wife of Dave Kovalcik, a director of V-Cube, Inc., the principal stockholder of our Company our related party. We plan to renew the lease in accordance with its terms when needed.

Our subsidiary, TEN Events, Inc., rents office space in Los Angeles, California under a lease with an initial term from February 1, 2024 to January 31, 2025, which term has been renewed to January 31, 2026. Such lease will automatically renew for one additional year, each year, immediately following the expiration period of the preceding lease term, unless the lease is terminated by either party by giving the other party at least 60-day’s prior written notice in accordance with the lease agreement. As of the date of this annual report, we have no reason to believe that this lease agreement will not be automatically renewed upon the expiration of the current term.

We believe our office space is adequate for the time being. However, there may be a need to secure additional office space in the future, should it serve our requirements.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock trades under the symbol “XHLD” on the Nasdaq Capital Market.

Holders of Record

As of March 28, 2025, we had 28,693,442 shares of common stock issued and outstanding held by three stockholders of record, not including beneficial holders whose shares are held in names other than their own.

Dividend Policy

As of the date of this annual report, we have not paid any cash dividends on our common stock, and our board of directors intends to continue a policy of retaining earnings, if any, for use in our operations, though we may change this policy in the future. Any determination by our board of directors to pay dividends in the future to stockholders will be dependent upon our operational results, financial condition, capital requirements, business projections, general business conditions, statutory and regulatory restrictions, and any other factors deemed appropriate by our board of directors.

Equity Compensation Plans

For information on securities authorized for issuance under our existing equity compensation plan as of December 31, 2024, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, we issued the following securities which were not registered under the Securities Act. We believe that each of the following issuance was exempt from registration under the Securities Act in reliance on Regulation D under the Securities Act or pursuant to Section 4(2) of the Securities Act regarding transactions not involving a public offering or in reliance on Regulation S under the Securities Act regarding sales by an issuer in offshore transactions. No underwriters were involved in these issuances of securities.

V-Cube, Inc. subscribed for 10 shares of common stock of TEN Holdings, Inc. in consideration of $10.00 in the corporate formation of TEN Holdings, Inc. on February 12, 2024, and obtained another 90 shares of common stock of TEN Holdings, Inc. on July 2, 2024 in exchange for the 100% equity interest in TEN Events, Inc. valued at approximately $32.5 million. Accordingly, the consideration paid by V-Cube, Inc. for its equity interest in TEN Holdings, Inc. (amounting to 25 million shares of common stock post reverse split and corporate restructuring) was approximately $32.5 million.

Spirit Advisors, LLC (“Spirit Advisors”) received a warrant to purchase the Company’s common stock as of February 12, 2024, in partial consideration for consulting services rendered in connection with the IPO. On February 19, 2025, Spirit Advisors acquired 1,337,312 shares of the Company’s common stock through the cashless exercise of the warrant.

On March 25, 2024, Xyvid, Inc. (now known as TEN Events, Inc., our operating entity) entered into a certain Agreement for Loan Conditions with Naoaki Mashita, our Director and the chief executive officer of V-Cube, Inc., the Company’s controlling stockholder, pursuant to which loan agreement, Mr. Mashita agreed to provide a loan to Xyvid, Inc. in the principal amount of $317,000, bearing interest at an annual interest rate of 6.0%, with an original repayment date of December 31, 2024, and which loan agreement was assigned to and assumed by the Company on September 5, 2024, and the indebtedness thereunder was memorialized in a convertible promissory note delivered on such date with the same terms, which convertible promissory note is convertible, in whole or in part, into shares of common stock of the Company prior to the maturity thereof. The conversion price of such convertible promissory note is at $0.46 per share of common stock. On December 23, 2024, the Company and Mr. Mashita agreed to extend the repayment date relative to the outstanding interest component of such indebtedness as of such date of December 31, 2024 to March 31, 2025, pursuant to amendments to each of the Agreement for Loan Conditions and the convertible promissory note, entered into by the parties thereto, On December 23, 2024, we issued 689,130 shares of common stock to Mr. Naoaki Mashita pursuant to the partial conversion of the convertible promissory note, as amended, in the outstanding principal amount of $317,000 held by Mr. Naoaki Mashita. The repayment date of the outstanding interest due on the convertible promissory note was further extended on March 19, 2025, to December 31, 2025, pursuant to amendments to each of the Agreement for Loan Conditions and the convertible promissory note.

On September 5, 2024, the Company’s board of directors adopted an equity incentive plan (the “Plan”) under which an aggregate of 10% of the Company’s authorized shares of common stock, which equals 12,500,000 shares of common stock, were reserved for issuance. On September 27, 2024, the Company’s board of directors and then sole stockholder approved the resolution to change the maximum number of shares of common stock of the Company reserved and available for granting awards under the Plan from 12,500,000 to 4,000,000. The Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock unit, performance award, dividend equivalent, and other stock-based award to selected employees, officers, directors and consultants, for them to acquire a proprietary interest in the growth and performance of the Company. On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. The options have a contractual term of ten years and vest upon the satisfaction of service conditions for Company employees and performance conditions for Company directors. Pursuant to the stock award agreements, an aggregate of 1,122,925 shares of common stock vested upon the completion of our IPO.

Since incorporation, there have been changes in the ownership of our common stock. See “Item 1. Business—Corporate History and Structure.” On October 9, 2024, our Company’s then sole Director and majority stockholder approved a 2-for-1 reverse stock split, as a result of which the aggregated number of outstanding shares of common stock changed from 50,000,000 to 25,000,000. The number of shares of common stock referenced above reflects the effect of such reverse stock split.

Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-282621), for our IPO, which was declared effective by the SEC on February 7, 2025. On February 18, 2025, we completed our IPO, in which we registered, issued and sold an aggregate of 1,667,000 shares of common stock, at a public offering price of $6.00 per share for $10,002,000. Bancroft Capital, LLC was the representative of the underwriters of our IPO.

We incurred approximately $1,101,770 in expenses in connection with our IPO, which included approximately $550,110 in underwriting discounts, approximately $100,020 in expenses paid to or for underwriters, approximately $440,060 in legal and financial service fees, and approximately $11,580 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the IPO were $8,900,230, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this annual report, we have used approximately $2.5 million, $2.0 million, $2.0 million, and $1.7 million from the net proceeds for (i) advisory services for future financing related to acquisitions, business development and growth initiatives, (ii) repayment of short-term loans, (iii) marketing efforts to boost brand awareness, and (iv) working capital and general corporate purposes to support day-to-day operations, respectively. We intend to use the remaining proceeds from our IPO largely in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-282621).

Recent Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of management as well as assumptions made by and information currently available to management. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “should,” “could,” or “may” and similar expressions or the negative thereof. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

●	assumptions about our future financial and operating results, including revenue, income, expenditures, cash balances, and other financial items;

●	our ability to execute our growth strategies, including our ability to meet our goals;

●	current and future economic and political conditions;

●	our capital requirements and our ability to raise any additional financing which we may require;

●	our ability to attract customers and further enhance our brand recognition;

●	our ability to hire and retain qualified management personnel and key employees in order to enable us to develop our business;

●	trends and competition in our industry; and

●	other assumptions described in this annual report underlying or relating to any forward-looking statements.

Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-K to reflect future events or developments. Additional information on risk factors that may affect forward-looking statements is included under “Risk Factors” in this Form 10-K.

Overview

We are a provider of event planning, production, and broadcasting services headquartered in Pennsylvania. We mainly produce virtual and hybrid events and physical events. Virtual and hybrid events involve virtual and hybrid event planning, production and broadcasting services, and continuing education services, all of which are supported by our proprietary Xyvid Pro Platform. Physical events mainly involve live streaming and video recording of physical events.

Factors Impacting Our Operating Results

Our financial condition and results of operation have been and will continue to be affected by a number of factors, many of which may be beyond our control, including those factors set out in the section headed “Risk Factors” in this annual report and those described below.

Change in demand for our products or platform

We derive, and expect to continue to derive, a significant portion of our revenue and cash flows from producing virtual and hybrid events. Widespread adoption and use of live engagement technologies, webinars and event software in general, and our platform in particular, are critical to our future growth and success. If this market fails to grow or grows more slowly than we currently anticipate, demand for our platform could be negatively affected.

Demand for our platform is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

●	availability of products and services that compete, directly or indirectly, with ours;

●	awareness and adoption of live engagement technologies, generally, as a substitute for in-person events;

●	ease of adoption and use of the relevant technologies;

●	features and platform experience;

●	reliability of our platform, including frequency of outages;

●	performance and user support;

●	our brand and reputation;

●	security and privacy;

●	our pricing and our competitors’ pricing; and

●	new modes of live engagement that may be developed in the future.

If we fail to successfully predict and address these factors, meet customer demands or achieve more widespread market adoption of our platform, our business could be harmed.

Ability to respond to rapid technological changes, extend our platform or develop new features

The markets in which we compete are characterized by rapid technological changes and the frequent introduction of new products and services. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to enhance and improve our platform, and to introduce new features and solutions. Our customers may require features and capabilities that our current platform does not have. We are focused on improving the quality and range of our service offerings and are committed to investing in research and development. Our enhancements to our platform, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.

The introduction of competing services or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations and financial condition. We may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction, or implementation of new services, features, or capabilities. New services, features or capabilities may not be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could harm our business. If customers do not widely adopt our new services, features and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business could be harmed.

Ability to effectively develop and expand our marketing capabilities

Our ability to increase our customer base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales and marketing capabilities, including through additional investment in digital marketing and sales team expansion. If we are unable to expand our sales and marketing operations, our future revenue growth and business could be adversely impacted.

Identifying and recruiting qualified sales representatives and training them is time consuming and resource intensive, and they may not be fully trained and productive for a significant amount of time. We also plan to dedicate resources to sales and marketing programs, including internet and other online advertising. All of these efforts will require us to invest significant financial and other resources, as the cost to acquire customers through these efforts is high. Our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue.

Competitive market

The webcasting market is competitive and rapidly changing, and existing and new market entrants, particularly established companies with greater resources than we have, that provide technologies to improve communication and engagement technologies or platforms, such as artificial intelligence and machine learning, could also increase the level of competition in the market. We face competition from many large and small companies, which include, but are not limited to, Zoom, ON24, GlobalMeet, Cvent, Bizzabo, and Meeting Tomorrow.

Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties’ technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions. As we introduce new products or services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Demand for our platform is price sensitive. Many factors, including our pricing and marketing strategies, customer acquisition, and technology costs, as well as the pricing and marketing strategies of our competitors, can significantly affect our pricing strategies. Certain competitors offer, or may in the future offer, lower-priced or free products or services that compete with our platform or certain aspects of our platform, and they may offer a broader range of products and services than we do. Even if such competing products do not include all of the features and functionality that we provide, we could face pricing pressure to the extent that customers find such alternative products to be sufficient to meet their needs. Similarly, certain competitors or potential competitors may use marketing strategies that enable them to acquire customers at a lower cost than we can. Moreover, our major customers may demand substantial price concessions. As a result, we may be required to provide our major customers with pricing below our targets in the future. As a result, we could lose market share to our competitors or be forced to engage in price-cutting initiatives or other discounts to attract and retain customers, each of which could harm our business, results of operations and financial condition.

Future Outlook of Market Trends

Customer Concentration

We had a single customer that represented approximately 64.6% and 51.1% of our revenue for the years ended December 31, 2024 and 2023, respectively, and if they were to reduce their purchases, it may have an outsized effect on our revenue, cash and profitability. Our sales team is actively pursuing new customers in our existing sales channels as well as adding new sales channels to enhance our up-selling and cross-selling potential.

Competitive Landscape

Within the webcasting market segment, larger companies, such as Zoom, ON24, GlobalMeet, Cvent, can leverage their extensive and agile infrastructure to swiftly adapt to emerging market trends, such as software-as-a-service related offerings, production related enhancements, Artificial Intelligence (AI) integrations, etc. As market leaders, these companies may be able to set industry standards while driving the pace of innovation. We continue to closely monitor our competition to better understand market trends and their potential impact on our business, if any.

Security Considerations

Our cybersecurity is paramount for safeguarding our internally created software platform to ensure the protection of sensitive data and intellectual property. We are developing robust security measures to mitigate the risk of cyber threats, such as data breaches or unauthorized access, which could compromise the integrity and reputation of our Company. By prioritizing cybersecurity, we seek to maintain trust among stakeholders, uphold regulatory compliance, and sustain uninterrupted operations.

Future Prospects

During the COVID-19 pandemic, we saw a significant increase in usage of our platform and services. Following the pandemic, some of our customers reduced their use of our platform, and additional customers may do so in the future.

Other than as disclosed in the consolidated financial statements and the related notes included elsewhere in this annual report, we are not aware of any other trends, uncertainties, commitments or events for the years ended December 31, 2024 and 2023 that are reasonably likely to have a material adverse effect on our net revenue, income, profitability, liquidity or capital resources, or cause such financial statements to be not necessarily indicative of future operations results or financial condition.

Key Financial Performance Indicators

Revenue

Our revenue is derived from the provision of virtual and hybrid events and physical events on our Xyvid Pro Platform.

Cost of revenue

Our cost of revenue is primarily driven by the costs paid to our employees for producing events and the costs of renting equipment and our studio.

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily composed of personnel costs for sales and marketing staff and general corporate functions, computer and software costs, and advertising and marketing expenses.

Operating profit and operating profit margin

Operating profit is the difference between our revenue and cost of revenue and selling, general and administrative expenses. Operating profit margin is the profit margin as a percentage of revenue.

Other income (expenses)

From time to time, we have non-recurring, non-operating gains and losses which are reflected through other income (expense).

Interest expenses

Interest expenses consist of interest expenses arising from borrowings.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2024 and 2023

The following table sets forth our statements of operations for the years ended December 31, 2024 and 2023:

(in thousands, except change % data)

	Years Ended December 31,		Change (2024 vs. 2023)
	2024 ($)	2023 ($)	$	YoY %
Revenue
Delivered events - Virtual and Hybrid	3,219	3,525	(306)	(8.7%)
Delivered events - Physical	285	194	91	46.9%
Total Revenue	3,504	3,719	(215)	(5.8%)
Cost of revenue	652	555	97	17.5%
Gross Profit	2,852	3,164	(312)	(9.9%)
Operating expenses:
Selling, General and Administrative Expenses	5,390	4,742	648	13.7%
Depreciation expenses	190	51	139	272.5%
Total operating expenses	5,580	4,793	787	16.4%
Loss from operations	(2,728)	(1,629)	(1,099)	67.5%
Other income (expenses), net	(30)	28	(58)	(207.1%)
Interest expenses	(210)	(52)	(158)	303.8%
Loss before income taxes	(2,968)	(1,653)	(1,315)	79.6%
Provision for income taxes	-	35	(35)	(100.0%)
Net Loss	(2,968)	(1,688)	(1,280)	75.8%

Revenue

Revenue decreased by approximately $215 thousand, or 5.8%, to approximately $3,504 thousand. The decrease was primarily driven by following factors:

●	Revenue from delivered events – Virtual and Hybrid decreased by approximately $306 thousand, mainly due to a 2023 event that did not repeat in 2024.

●	Revenue from delivered events – Physical increased by approximately $91 thousand, mainly due to a corporate restructuring which resulted in the addition of a full year of activity during the year ended December 31, 2024. During the year ended December 31, 2023, we only reported revenue from “delivered events – physical” in June through December of 2023.

Cost of Revenue

Cost of revenue increased by approximately $97 thousand, or 17.5%, to approximately $652 thousand. Cost of revenue increased while revenue decreased mainly due to higher outsourced labor costs associated with physical events and a singular hybrid event that required significant third-party production and labor costs.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by approximately $648 thousand, or 13.7%, to approximately $5,390 thousand, mainly due to accounting and professional service expenses, computer and software related expenses, and increased payroll expenses due to the addition of key members of the management team.

Other Income (Expense), net and Interest Expenses

The total of other expenses and interest expenses increased by approximately $216 thousand, or 900.0%, to approximately $240 thousand primarily due to the increase in borrowing.

Net Loss

As a result of the foregoing, the net loss was approximately $2,968 thousand during the year ended December 31, 2024, compared to the net loss of approximately $1,688 thousand during the year ended December 31, 2023.

Cash Flows/Liquidity

Cash flows for the years ended December 31, 2024 and 2023

As of December 31, 2024 and 2023, we had cash of approximately $48 thousand and $357 thousand, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally funded our operations with cash flow from operations, and, when needed, borrowing from financial institutions and capital injections from our principal shareholders. Our principal use of liquidity has been to fund our daily operations and working capital. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and cash obligations for the next 12 months, although our ability to continue as a going concern depends upon our ability to attract and retain revenue generating customers, acquire new customer contracts, and secure additional financing. We expect we will require additional financing through debt and equity investments to fund our operating expenses and cash obligations beyond the next 12 months.

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,968)	$(1,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	51
Noncash lease expenses	71	68
Changes in operating assets and liabilities:
Accounts receivable	(155)	567
Other assets	(90)	(10)
Income tax receivable	91	197
Accounts payable	(12)	229
Accrued expenses	578	156
Deferred revenue	(127)	221
Operating lease liabilities	(63)	(56)
Net cash (used in)/provided by operating activities	(2,485)	(265)
Cash flows from investing activities:
Purchase of property and equipment	(38)	(25)
Purchase of capitalized internal-use software	(999)	(1,050)
Net cash used in investing activities	(1,037)	(1,075)
Cash flows from financing activity
Proceeds from short-term loans - related party	4,244	1,690
Payment for deferred offering costs	(1,031)	-
Net cash provided by financing activity	3,213	1,690
Net change in cash and cash equivalents	(309)	350
Cash and cash equivalents at beginning of period	357	7
Cash and cash equivalents at end of period	$48	$357

Non-cash investing and financing activities:
Conversion of convertible promissory note	$317	$—

Operating Activities

Net cash used in operating activities increased from approximately $265 thousand during the year ended December 31, 2023 to approximately $2,485 thousand during the year ended December 31, 2024. The increase in cash outflow was primarily due to the higher loss in the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities decreased from approximately $1,075 thousand during the year ended December 31, 2023 to approximately $1,037 thousand during the year ended December 31, 2024. The decrease in cash outflow was mainly due to a reduction in the amount capitalized with respect to the internally developed software.

Financing Activities

Net cash provided by financing activity increased from approximately $1,690 thousand during the year ended December 31, 2023 to approximately $3,213 thousand during the year ended December 31, 2024. The increase was due to the higher amount of short-term loans we had during the year ended December 31, 2024, partially offset by the payment made related to the deferred costs in connection with our IPO.

Contractual Obligations and Commitments

As of December 31, 2024, the Company had total of approximately $6,305 thousand contractual obligations for future payments.

	As of December 31, 20224
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Short-term debt	$5,617	$5,617	$—	$—	$—
Operating lease payments	688	104	220	238	126
Total	$6,305	$5,721	$220	$238	$126

Capital Expenditures

Our capital expenditure primarily consists of acquisition of computer hardware equipment and capitalized software.

During the fiscal years ended December 31, 2024 and 2023, we spent $1,037,000 and $1,075,000, respectively, on acquisitions of computer hardware / equipment and capitalized software.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes included elsewhere in this annual report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included elsewhere in this prospectus, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenue and expense during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, allowance for credit losses, useful lives of property and equipment and capitalized software, the carrying value of operating lease right-of-use assets, impairment of long-lived assets, and valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our financial statements:

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

1 – Identification of the contract with a customer

2 – Identification of the performance obligation in the contract

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

Hybrid, virtual and physical event revenue

Revenue from hybrid, virtual and physical events is generated from producing and delivering hybrid or virtual events using the Company’s platform, the Xyvid Pro Platform, or delivering physical events. Virtual events are online events and conferences where participants interact in an online environment, and physical events are events where participants meet in a physical location.

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The transaction price is generally fixed at contract inception and is based on the agreed upon rates stated in the contract which indicates the amount of consideration the Company expects to be entitled to in exchange for satisfaction of performance obligation (i.e., delivering events). The amount on the final invoice depends on the actual work performed and might differ from the amount stated in the initial contract. When there is variable consideration included in the transaction price if, in the management’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur, the Company and the customer agree on the price on the final invoice, and revenue is recognized based on the amount on the final invoice. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government entities.

Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised services to the customer, which is upon completion of the event. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

The Company sometimes enters into the contract with a bundle of events. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. The Company’s contracts with multiple performance obligations are generally sold over the same contract terms as that of the contract with single performance obligation and have the same pattern of transferring services to the customer, and therefore, they are accounted for as one combined performance obligation in the context of the contract.

From time to time, the Company engages subcontractors for delivering events. The Company assesses and records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenue and expenses. For events delivered with subcontractors, the Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified vendors, (ii) has the discretion to select the vendors and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by its customers.

Property and Equipment, Net

Property and equipment are recorded at the cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives of assets are as follows:

Property and Equipment	Estimated Useful Life
Computer and equipment	7 years
Furniture and fixture	10 years
Leasehold improvement	Shorter of 10 years or lease term

Repair and maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets consist of capitalized software. The Company accounts for its software development costs in accordance with the guidance in ASC 350-40, Internal-use software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training, data conversion and maintenance costs are expensed as incurred. Costs of capitalized software are amortized on a straight-line basis over the estimated period of benefit, which is approximately five years, and are recorded in cost of revenue in the Consolidated Statements of Operations.

Impairment or Disposal of Long-Lived Assets

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable when compared to the Company’s undiscounted cash flows, and the impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sales are reported at the lower of cost or fair value less costs to sell.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 following the signature pages in this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting, due to a transition period established by rules of the SEC for newly public companies.

Attestation report of the registered public accounting firm. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors consists of five directors, two of whom are “independent” within the meaning of the corporate governance standards of the Nasdaq listing rules and meet the criteria for independence set forth in Rule 10A-3 of the Exchange Act. Set forth below is information concerning our directors.

Name	Age	Director Since	Independent	Occupation
Randolph Wilson Jones III	55	2024	No	Chief Executive Officer and Director of the Company
John M. Orobono Jr.	43	2024	No	Secretary, Chief Financial Officer and Director of the Company
Naoaki Mashita	47	2024	No	Director of the Company, chief executive officer of V-Cube, Inc.
David Price	40	2025	Yes	Managing partner of Avonwood Capital Partners Private Equity Fund, chief financial officer of TZVECL DBA Elevate Eyecare
Justin Sherrock	42	2025	Yes	Chief financial officer and Chief operating officer of Car Dealership Guy, LLC

Mr. Randolph Wilson Jones III has served as our Chief Executive Officer since August 2024, and our Director since October 2024. Since March 2023, Mr. Jones has been the chief executive officer of Xyvid, Inc., our subsidiary, where he is responsible for the overall management of the company. From October 2020 to March 2023, Mr. Jones was the chief revenue officer of Anodot, Inc., where he oversaw sales, marketing, and client experience for the company. From October 2017 to March 2023, Mr. Jones was the chief revenue officer of ScienceLogic, Inc., where he managed the company’s global sales. Mr. Jones received his bachelor’s degree in Business Administration from the University of Dayton in 1991.

Mr. John M. Orobono Jr. has served as our Secretary since February 2024, and our Chief Financial Officer and Director since October 2024. From August 2019 to July 2022, Mr. Orobono was the vice president of finance of Getta Holdings, Inc, where he was in charge of the company’s accounting and finance matters. From July 2018 to July 2019, he served as a financial planning and analysis leader at Sues WTS USA, Inc, where he was responsible for accounting and finance, and from June 2015 to April 2018, Mr. Orobono was a controller at McCaffrey’s Food Markets, also overseeing accounting and finance. Mr. Orobono received his bachelor’s degree in Finance and Marketing from Lehigh University in 2004 and his master’s degree in Accounting from Saint Joseph’s University in 2008.

Mr. Naoaki Mashita has served as our Director since February 2024. Since 1998, Mr. Mashita has been the chief executive officer of V-Cube, Inc., our parent company, and was responsible for the company’s overall management. From November 2018 to August 2019, Mr. Mashita was the chief executive officer and president at Sensyn Robotics, Inc., where he oversaw the company’s daily operations. Mr. Mashita currently serves on the board of directors for Sumitomo Mitsui Trust Bank Limited, Ushio Inc., and Micin Inc. Mr. Mashita received his bachelor’s degree in Computer Science from Keio University in 2000 and his master’s degree in Computer Science from Keio University Graduate School in 2002. We believe Mr. Mashita has the requisite qualifications to serve as our Director because of his expertise in business management.

Mr. David Price has served as our Independent Director since February 2025. Since January 2023, Mr. Price has served as the managing partner at Avonwood Capital Partners Private Equity Fund, where he oversees and manages investments in the healthcare space. Since April 2019, Mr. Price has served as the chief financial officer at TZVECL DBA Elevate Eyecare. From December 2016 to January 2022, Mr. Price was the founder and chief executive officer of Trailblaze CFO LLC, a project-based CFO consulting firm. From April 2011 to December 2016, Mr. Price was the chief financial officer of RevZilla Motorsports, LLC. Mr. Price received his bachelor’s degree in Business Administration from Drexel University in 2007 and his master’s degree in business administration from Villanova University in 2016. We believe Mr. Price has the requisite qualifications to serve as our Independent Director because of his expertise in business management and finance.

Mr. Justin Sherrock has served as our Independent Director since February 2025. Since January 2024, Mr. Sherrock has served as the CFO and COO of Car Dealership Guy, LLC, where he manages the day-to-day operations and finance functions. From April 2021 to December 2023, Mr. Sherrock was the CEO and a director of Danis Auto Sales, LLC, dba Gettacar, where he led all business operations and finance. From December 2019 to April 2021, Mr. Sherrock was the senior vice president of I Fund Philly, LLC, dba I Fund Cities, where he led the development of an investment fund. From February 2018 to December 2019, Mr. Sherrock was the CEO of Opa Philly I, LLC where he owned a multi-unit restaurant franchise. Mr. Sherrock received his bachelor’s degree in Industrial Engineering from the Pennsylvania State University in 2005. We believe Mr. Sherrock has the requisite qualifications to serve as our Independent Director because of his extensive management experience.

Executive Officers

Set forth below is information concerning our executive officers.

Name	Age	Position(s)
Randolph Wilson Jones III	55	Chief Executive Officer and Director of the Company
John M. Orobono Jr.	43	Secretary, Chief Financial Officer and Director of the Company

Mr. Randolph Wilson Jones III, a Director of the Company, is the Chief Executive Officer of the Company. His biographical information is set forth above under “—Board of Directors.”

Mr. John M. Orobono Jr., a Director of the Company, is the Chief Financial Officer of the Company. His biographical information is set forth above under “—Board of Directors.”

Family Relationships

There is no family relationship among any directors, or executive officers.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and those who beneficially own more than 10% of shares of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. You can view these reports on the SEC’s website at www.sec.gov.

During the year ended December 31, 2024, none of our officers, directors, or greater than 10% beneficial owners were subject to the filing requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, which is applicable to all of our directors, officers, and employees. The Code of Ethics is filed as an exhibit to this annual report and also publicly available in the Governance section of the Investors tab on the Company’s website at https://www.tenholdingsinc.com/. We intend to post any amendments to or waivers from the Code of Ethics that apply to our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions, on our website.

Corporate Governance

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Board Diversity

The composition of our board of directors currently includes one individual who is diverse under the Nasdaq Listing Rule 5605(f) regarding board diversity, as presented in the below Board Diversity Matrix. Under Nasdaq Listing Rule 5605(f), directors who self-identify as (i) female, (ii) an underrepresented minority or (iii) LGBTQ+ are defined as being diverse. The following chart summarizes certain self-identified personal characteristics of our directors, in accordance with Nasdaq Listing Rule 5605(f) as of the date of this annual report. Each term used in the table has the meaning given to it in the rule and related instructions:

Board Diversity Matrix

Total Number of Directors	5
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	5	-	-

Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	1	-	-
Hispanic or Latino	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Controlled Company

V-Cube, Inc. beneficially owns more than a majority of the aggregate voting power of our outstanding common stock shares. V-Cube, Inc. is a Japanese company listed on the Tokyo Stock Exchange and its chief executive officer, Naoaki Mashita, has served as our Director since February 2024 and is our minority stockholder. As a result of our shareholding structure, we are a “controlled company” within the meaning of the Nasdaq listing rules. As a controlled company, we are permitted to elect to rely on certain exemptions from the obligations to comply with certain corporate governance requirements, including:

●	the requirement that a majority of the board of directors consist of independent directors;

●	the requirement that our director nominees be selected or recommended solely by independent directors; and

●	the requirement that we have a nominating and corporate governance committee and a compensation committee that are composed entirely of independent directors with a written charter addressing the purposes and responsibilities of the committees.

We rely on the “controlled company” exemptions under the Nasdaq listing rules. Specifically, we will not form the nominating and corporate governance and compensation committees, and a majority of our board of directors does not consist of independent directors, as permitted by the “controlled company” exemptions under the Nasdaq listing rules.

In the event that we cease to be a “controlled company” and our common stock continues to be listed on Nasdaq, our board of directors will take all action necessary to comply with the corporate governance rules of Nasdaq, including, but not limited to, establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

As a result of our election to rely on the “controlled company” exemptions, you would not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. S

Notwithstanding the Company’s status as a “controlled company,” the Company remains subject to the corporate governance standard of Nasdaq that requires the Company to have an audit committee with at least three independent directors as well as composed entirely of independent directors. We will form an audit committee that will consist of three independent directors and we intend to phase in our compliance with the relevant audit committee composition requirements under the Nasdaq listing rules by having two independent directors at the time of our listing, and three independent directors within one year of our listing.

Committees of the Board of Directors

Audit Committee. We have established an audit committee and adopted a charter for the audit committee. The charter can be found in the Governance section of the Investors tab on the Company’s website at https://www.tenholdingsinc.com/. Our audit committee consists of David Price, Justin Sherrock, and Randolph Wilson Jones III. Justin Sherrock is the chairperson of our audit committee. We have determined that David Price and Justin Sherrock satisfy the “independence” requirements of the Nasdaq listing rules under and Rule 10A-3 under the Exchange Act. Randolph Wilson Jones III will be replaced with an independent director within one year of our listing, so that upon one year of our listing, the audit committee will consist solely of independent directors. Our board of directors has also determined that Justin Sherrock qualifies as an audit committee financial expert within the meaning of the SEC rules or possesses financial sophistication within the meaning of the Nasdaq listing rules. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Because we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq, we are not required to, and do not currently expect to, have a compensation committee. If and when we are no longer a “controlled company”, we will be required to establish a compensation committee. We anticipate that any such compensation committee will consist of three directors who will be “independent” under the rules of the SEC, subject to the permitted “phase-in” period pursuant to the rules of Nasdaq. Upon formation of a compensation committee, we will expect to adopt a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq standards.

Nominating and Corporate Governance Committee. Because we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq, we are not required to, and do not currently expect to, have a nominating and corporate governance committee. If and when we are no longer a “controlled company”, we will be required to establish a nominating and corporate governance committee. We anticipate that any such nominating and corporate governance committee will consist of three directors who will be “independent” under the rules of the SEC, subject to the permitted “phase-in” period pursuant to the rules of Nasdaq. Upon formation of a nominating and corporate governance committee, we will expect to adopt a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq standards.

Insider Trading Policy

Our board of directors adopted an Insider Trading Policy, which prohibits, among other things, our directors, officers, and employees from engaging in any hedging or monetization transactions with respect to the Company’s securities. In addition, our Insider Trading Policy prohibits our directors, officers, and employees from engaging in certain short-term or speculative transactions in the Company’s securities, such as short-term trading, short sales, and publicly traded options, which could create heightened legal risk and/or the appearance of improper or inappropriate conduct by our directors, officers, and employees. Our Insider Trading Policy is filed as an exhibit to this annual report.

Item 11. Executive Compensation.

This section provides an overview of our executive and director compensation programs. We meet the requirements of a “smaller reporting company” and have utilized the scaled reporting requirements available to qualifying companies.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2024, and 2023, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer (“PEO”) or other executive officer(s) during the last fiscal year.

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Randolph Wilson Jones III, CEO and Director	2024		298,077	132,536	—	4,321,644	(3)	—	—	—	4,752,257
	2023	(1)	204,808	145,000	—	—		—	—	—	349,808
John M. Orobono Jr., Secretary, CFO and Director	2024		162,077	25,000	—	864,798	(4)	—	—	—	1,051,875
	2023	(1)	51,365	6,000	—	—		—	—	—	57,365

Notes:

(1)	Randolph Wilson Jones III, our CEO and Director, and John M. Orobono Jr., our CFO, Secretary, and Director, started receiving compensation for services rendered to our subsidiary, TEN Events, Inc., during the fiscal year of 2023. Such persons have also served at our Company since February 2024.

(2)	For a summary of all assumptions made in the valuation of the option awards, see “Note 13 – Equity incentive plan” to our consolidated financial statements included elsewhere herein.

(3)	In October 2024, the Company granted options to purchase 1,381,750 shares of the Company’s common stock with an exercise price of $0.46 per share. The options are subject to the following vesting terms: 60% vested upon the completion of the Company’s initial public offering, and the remaining 40% have a one-year cliff, wherein approximately 13.3% of the award will vest in October 2025 and the remaining award will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027. These options have an expiration date of October 10, 2034.

(4)	In October 2024, the Company granted options to purchase 276,500 shares of the Company’s common stock with an exercise price of $0.46 per share. The options are subject to the following vesting terms: 25% vested upon the completion of the Company’s initial public offering, and the remaining 75% have a one-year cliff, wherein 25% of the award will vest in October 2025 and the remaining award will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027. These options have an expiration date of October 10, 2034.

Employment Agreements with Our Named Executive Officers

Our Company, TEN Holdings, Inc., has entered into employment agreements with Randolph Wilson Jones III, our CEO, and John M. Orobono Jr., our Secretary and CFO. A summary of the terms of the current employment agreements with our Company is set forth below.

Employment Agreements with Randolph Wilson Jones III

Pursuant to the offer letter by and between our Company, TEN Holdings, Inc., and Randolph Wilson Jones III, dated August 1, 2024, Mr. Jones serves as the CEO for TEN Holdings, Inc., and is entitled to (i) an annual salary of $300,000, minus applicable taxes; (ii) a quarterly performance bonus which provides annual at-target earnings of $200,000; (iii) 5% equity stock of TEN Holdings, Inc., to be determined upon establishment of the Company’s equity plan; (iv) stock options to acquire 20,000 shares of stock of our parent company, V-Cube, Inc., and (v) certain benefit plans and a 401(k) retirement plan. Either party may terminate the employment relationship at any time without cause, and with or without notice.

Employment Agreements with John M. Orobono Jr.

Pursuant to the offer letter by and between our Company, TEN Holdings, Inc., and John M. Orobono Jr., dated November 4, 2024, Mr. Orobono serves as the CFO for TEN Holdings, Inc., and is entitled to (i) an annual salary of $215,000, minus applicable taxes; (ii) an annual bonus of 20% of the salary, depending on the business performance; (iii) 1% equity stock of TEN Holdings, Inc., to be determined upon establishment of the Company’s equity plan; and (iv) certain benefit plans and a 401(k) retirement plan. Either party may terminate the employment relationship at any time without cause, and with or without notice.

Equity Awards to Named Executive Officers

On September 5, 2024, the Company’s board of directors adopted an equity incentive plan (the “Plan”) under which an aggregate of 10% of the Company’s authorized shares of common stock, which equals 12,500,000 shares of common stock, were reserved for issuance. On September 27, 2024, the Company’s board of directors and then sole stockholder approved the resolution to change the maximum number of shares of common stock of the Company reserved and available for granting awards under the Plan from 12,500,000 to 4,000,000. The Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock unit, performance award, dividend equivalent, and other stock-based award to selected employees, officers, directors and consultants, for them to acquire a proprietary interest in the growth and performance of the Company.

On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. The options have a contractual term of ten years and vest upon the satisfaction of service conditions for Company employees and performance conditions for Company directors. Pursuant to the stock award agreements, an aggregate of 1,122,925 shares of common stock vested upon the completion of the Company’s initial public offering. The total value of the stock options granted on October 10, 2024 under the Company’s 2024 equity incentive plan was $8,257,803 as of such grant date.

A summary of the number and the value of the outstanding equity awards as of December 31, 2024, held by the named executive officers is set out in the table below.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randolph Wilson Jones III	—	—	1,381,750	(1)	0.46	October 10, 2034	—	—	—	—
John M. Orobono Jr.	—	—	276,500	(2)	0.46	October 10, 2034	—	—	—	—

Notes:

(1)

In October 2024, the Company granted options to purchase 1,381,750 shares of the Company’s common stock with an exercise price of $0.46 per share. The options are subject to the following vesting terms: 60% vested upon the completion of the Company’s initial public offering, and the remaining 40% have a one-year cliff, wherein approximately 13.3% of the award will vest in October 2025 and the remaining award will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027.

(2)	In October 2024, the Company granted options to purchase 276,500 shares of the Company’s common stock with an exercise price of $0.46 per share. The options are subject to the following vesting terms: 25% vested upon the completion of the Company’s initial public offering, and the remaining 75% have a one-year cliff, wherein 25% of the award will vest in October 2025 and the remaining award will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027.

Retirement Benefits for Our Named Executive Officers

We maintain a 401(k) plan and other medical, dental and vision benefit plans in which our named executive officers are eligible to participate. Such benefits are generally available to all full-time employees.

Clawback

We have adopted a Compensation Recovery Policy effective as of February 2025 that complies with the Nasdaq’s new clawback rules promulgated under the SEC’s Rule 10D-1. Under this policy, a committee composed of independent members of the board    must determine and recover the excess compensation related to all incentive-based compensation that was paid to our executive officers based on financial statements that were subsequently restated. The policy provides that if the committee determines that there has been a material restatement of publicly issued financial results from those previously issued to the public, the committee will review all incentive-based compensation made to executive officers during the three-year period prior to the restatement. If such payments would have been lower had they been calculated based on such restated results, our committee will recoup the payments in excess of the amount that would have been received had it been determined based on the restated amounts. Additionally, the Sarbanes-Oxley Act of 2002 subjects incentive-based compensation and stock sale profits of our CEO and CFO to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of their misconduct, with any financial reporting requirement under securities laws.

Compensation of Directors

The compensation of our directors is set by our board of directors.

Naoaki Mashita, our Director, has served without receiving any compensation for services rendered to our Company or our subsidiary for the fiscal year ended December 31, 2024.

The Company did not pay Randolph Wilson Jones III or John M. Orobono Jr. for their services as directors of the Company for the fiscal year ended December 31, 2024, in addition to the compensation awarded pursuant to their respective employment agreements with the Company for their services as executive officers of the Company as disclosed herein.

Timing of Grants of Certain Equity Awards

We do not have any formal policies regarding the timing of awards of options in relation to the disclosure of material nonpublic information. During the year ended December 31, 2024, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports. If we grant additional options in the future, it is anticipated that the board of directors will take material nonpublic information into account when determining the timing and terms of such an award, with the goal being to not grant such awards close in time to the release of any material nonpublic information. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation Committee Interlocks and Insider Participation

The Company is not required to provide the disclosure required for Compensation Committee Interlocks and Insider Participation under Item 407(e)(4) of Regulation S-K, since it qualifies as a smaller reporting company.

Compensation Committee Report

The Company is not required to provide the disclosure required for Compensation Committee Report under Item407(e)(5) of Regulation S-K, since it qualifies as a smaller reporting company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Incentive Plan

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plan as of December 31, 2024.

			Number of
Plan category	Number of shares of common stock to be issued upon vesting of outstanding options	Weighted-average exercise price of outstanding options	shares of common stock remaining available for future issuance under the equity incentive plan

Equity compensation plans approved by security holders	0	$0.46	2,640,250
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0.46	2,640,250

On September 5, 2024, the Company’s board of directors adopted an equity incentive plan (the “Plan”) under which an aggregate of 10% of the Company’s authorized shares of common stock, which equals 12,500,000 shares of common stock, were reserved for issuance. On September 27, 2024, the Company’s board of directors and then sole stockholder approved the resolution to change the maximum number of shares of common stock of the Company reserved and available for granting awards under the Plan from 12,500,000 to 4,000,000. The Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock unit, performance award, dividend equivalent, and other stock-based award to selected employees, officers, directors and consultants, for them to acquire a proprietary interest in the growth and performance of the Company.

On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. The options have a contractual term of ten years and vest upon the satisfaction of service conditions for Company employees and performance conditions for Company directors. Pursuant to the stock award agreements, an aggregate of 1,122,925 shares of common stock vested upon the completion of the Company’s initial public offering. The total value of the stock options granted on October 10, 2024 under the Company’s 2024 equity incentive plan was $8,257,803 as of such grant date.

Principal Stockholders

The following table sets forth information with respect to the beneficial ownership, within the meaning of Rule 13d-3 under the Exchange Act, of our common stock as of the date of this annual report.

Beneficial ownership includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Percentage of beneficial ownership of each listed person is based on 28,693,442 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of shares of common stock beneficially owned by persons listed below and the percentage ownership of such persons, shares of common stock underlying options, warrants, or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this annual report are outstanding, but are not outstanding for computing the percentage ownership of any other person.

	Common Stock Beneficially Owned
	Number		Percent
Directors and Named Executive Officers(1):
Randolph Wilson Jones III	829,050	(4)	2.9%
John M. Orobono Jr.	69,125	(5)	*
Naoaki Mashita(2)(3)	689,130		2.4%
David Price	16,222	(6)	*
Justin Sherrock	222	(7)	*
All directors and named executive officers as a group (5 individuals):	705,130	(8)	2.5%

5% Stockholders:
V-Cube, Inc.(3)	22,800,000		79.5%

Notes:

* Represents less than 1% of beneficial ownership.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1170 Wheeler Way, Langhorne, PA 19047.

(2)	Represents 689,130 shares of common stock issued to Mr. Naoaki Mashita on December 23, 2024, pursuant to the partial conversion of the convertible promissory note in the principal amount of $317,000 held by Mr. Naoaki Mashita, upon the conversion of the outstanding principal at a conversion price of $0.46 per share.

(3)	The number of shares of common stock beneficially owned represents 22,800,000 shares of common stock held by V-Cube, Inc., a Japanese company listed on the Tokyo Stock Exchange, which does not have any 50% shareholder as of the date of this annual report. No natural person exercises voting and/or dispositive power over the shares held by V-Cube, Inc. The chief executive officer of V-Cube, Inc. is Naoaki Mashita, our Director and our minority stockholder. The registered address of V-Cube, Inc. is NBF Platinum Tower, 16-17/F 1-17-3 Shirokane 108-0072, Tokyo.

(4)	Represents 829,050 shares of common stock underlying the stock options granted to Randolph Wilson Jones III under the Company’s 2024 equity incentive plan, which options vested upon the completion of the Company’s initial public offering. The Company has granted Randolph Wilson Jones III options to purchase 1,381,750 shares of common stock with an exercise price of $0.46 per share. The options will be subject to the following vesting terms: 60% vested upon the completion of the Company’s initial public offering, and the remaining 40% have a one-year cliff, wherein approximately 13.3% of the award will vest in October 2025 and the remaining award will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027.

(5)	Represents 69,125 shares of common stock underlying the stock options granted to John M. Orobono Jr. under the Company’s 2024 equity incentive plan, which options vested upon the completion of the Company’s initial public offering. The Company has granted John M. Orobono Jr. options to purchase 276,500 shares of common stock with an exercise price of $0.46 per share. The options will be subject to the following vesting terms: 25% vested upon the completion of the Company’s initial public offering, and the remaining 75% have a one-year cliff, wherein 25% of the award will vest in October 2025 and the remaining award will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027.

(6)	Represents 16,000 shares of common stock personally owned by David Price, and 222 shares of common stock underlying the stock options granted to David Price under the Company’s 2024 equity incentive plan. The Company has granted David Price options to purchase 4,000 shares of common stock with an exercise price of $0.46 per share. The options vest in equal monthly installments, commencing in February 2025 when the director’s appointment became effective and will fully vest three years thereafter.

(7)	Represents 222 shares of common stock underlying the stock options granted to Justin Sherrock under the Company’s 2024 equity incentive plan. The Company has granted Justin Sherrock options to purchase 4,000 shares of common stock with an exercise price of $0.46 per share. The options vest in equal monthly installments, commencing in February 2025 when the director’s appointment became effective and will fully vest three years thereafter.

(8)	Excluding the shares of common stock underlying the stock options granted to Randolph Wilson Jones III (CEO and Director), John M. Orobono Jr. (CFO and Director), David Price and Justin Sherrock (each, an independent Director) but not exercised under the Company’s 2024 equity incentive plan, as mentioned in the notes above.

We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board and Committee Independence

The board of directors determines whether each of our directors is considered independent. For a director to be considered independent, the director must meet the bright-line independence standards under the Nasdaq listing standards. The board of directors must also affirmatively determine that, in its opinion, each director has no relationship that would interfere with the directors’ exercise of independent judgment in carrying out the director’s responsibilities. In addition to the Nasdaq listing standards, the board of directors will consider all relevant facts and circumstances in determining whether a director is independent. There are no family relationships among any of our directors, director nominees, and executive officers. The Board has determined that two of our current five directors, David Price and Justin Sherrock, satisfy the independence requirements of Nasdaq. A majority of our board of directors does not consist of independent directors, as permitted by the “controlled company” exemptions under the Nasdaq listing rules. See “Item 10. Directors, Executive Officers and Corporate Governance—Controlled Company.”

Material Transactions with Related Parties

The following is a description of transactions since January 1, 2024 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control, and other similar arrangements, which are described under “Item 11. Executive Compensation.”

These related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Related Parties	Nature of Relationship on December 31, 2024
Dyventive, Inc	A company controlled by Dave Kovalcik, the director of V-Cube, Inc., the principal stockholder of the Company
GHDLCK, LLC	A company controlled by Karen Kovalcik, wife of Dave Kovalcik, the director of V-Cube, Inc., the principal stockholder of the Company
PharMethod, Inc	A company controlled by Dave Kovalcik, the director of V-Cube, Inc., the principal stockholder of the Company
V-Cube, Inc.	The principal stockholder of the Company.
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the principal stockholder of the Company

In the ordinary course of business, during the years ended December 31, 2024 and 2023, the Company was involved in certain transactions, either at cost or current market prices, and on the normal commercial terms with related parties.

The Company had the following related party balances as of December 31, 2024 and 2023 (in thousands):

		December 31,
	Nature of transactions	2024	2023
Receivable due from related parties:
Dyventive, Inc	Accounts receivable related to sales from delivered events	$—	$15
PharMethod, Inc	Accounts receivable related to sales from delivered events	—	20
Payable due to related party:
GHDLCK, LLC	Accounts payable related to rental expenses	83	48
PharMethod, Inc	Accounts payable related to operating expenses	73	—
Short-term loans due to related parties:
V-Cube, Inc.	Loan payable for working capital	4,062	735
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,555	955

During the years ended December 31, 2024 and 2023, TEN Events, Inc. entered into loan agreements with V-Cube, Inc., the principal stockholder of the Company, for the principal amounts of $4,062,000 in aggregate. No repayment was made during the years ended December 31, 2024 and 2023, and $4,062,000 was outstanding as of December 31, 2024. The interest rate of the loans is 6.0%, and the interest expense during the year ended December 31, 2024 was $115,000. The maturity date of the loans was originally December 31, 2024. On December 30, 2024, TEN Events, Inc. and V-Cube, Inc. agreed to extend the maturity date of the existing loan agreements from December 31, 2024 to March 31, 2025. Between October 2024 to January 2025, TEN Events, Inc. obtained additional loans in an amount of $1,095,000 from V-Cube, Inc. The outstanding aggregate principal balance of the loans due to V-Cube, Inc., as of January 31, 2025, was $4,187,000.

During the years ended December 31, 2024 and 2023, TEN Events, Inc. entered into loan agreements with Wizlearn Technologies Pte. Ltd., an affiliate of the Company, for the principal amounts of $1,555,000. No repayment was made during the years ended December 31, 2024 and 2023, and $1,555,000 was outstanding as of December 31, 2024. The interest rate of the loans is 6.0%, and the interest expense during the year ended December 31, 2024 was $89,000. The maturity date of the loans was originally December 31, 2024. On December 30, 2024, TEN Events, Inc. and Wizlearn Technologies Pte. Ltd agreed to extend the maturity date of the existing loan agreements from December 31, 2024 to March 31, 2025. Between October 2024 to January 2025, TEN Events, Inc. obtained additional loans in an amount of $259,500 from Wizlearn Technologies Pte. Ltd. The outstanding aggregate principal balance of the loans due to Wizlearn Technologies Pte. Ltd, as of January 31, 2025, was $1,814,500.

On March 25, 2024, TEN Events, Inc. entered into a certain Agreement for Loan Conditions with Naoaki Mashita, our Director and the chief executive officer of V-Cube, Inc., the Company’s controlling stockholder, pursuant to which loan agreement, Mr. Mashita agreed to provide a loan to TEN Events, Inc. in the principal amount of $317,000, bearing interest at an annual interest rate of 6.0%, with an original repayment date of December 31, 2024, and which loan agreement was assigned to and assumed by the Company on September 5, 2024, and the indebtedness thereunder was memorialized in a convertible promissory note delivered on such date with the same terms, which convertible promissory note was convertible, in whole or in part, into shares of common stock of the Company prior to the maturity thereof. The interest expense during the year ended December 31, 2024 was $14,000. On December 23, 2024, we issued 689,130 shares of common stock to Mr. Naoaki Mashita, pursuant to the partial conversion of the convertible promissory note in accordance with the terms thereof, and on the same date, the Company and Mr. Mashita agreed to extend the repayment date relative to the outstanding interest component of such indebtedness as of such date of December 31, 2024 to March 31, 2025, pursuant to amendments to each of the Agreement for Loan Conditions and the convertible promissory note, entered into by the parties thereto. The repayment date of the outstanding interest due on the convertible promissory note was further extended on March 19, 2025, to December 31, 2025, pursuant to amendments to each of the Agreement for Loan Conditions and the convertible promissory note.

The Company had the following related party transactions for the years ended December 31, 2024 and 2023 (in thousands):

		Year Ended December 31,
	Nature of transactions	2024	2023
Revenue from related parties:
Dyventive, Inc	Sales from delivered events	$33	$142
PharMethod, Inc	Sales from delivered events	47	250
Selling, General and Administrative Expenses with related party:
GHDLCK, LLC	Rental expense for the Company’s office	100	108

The Company leases the office from its related party, GHDLCK, LLC. The aggregate amount of all rental payments due after December 31, 2023 is $789,000. For the material terms of the lease agreement with GHDLCK, LLC, see “Item 1. Business—Property, Plants and Equipment.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended December 31, 2024 and 2023, we incurred aggregate fees and expenses (in thousands) of $236 and $125, respectively, from Grassi & Co., CPAs, P.C. for works completed for our annual audits.

	Years ended December 31,
	2024	2023

Audit Fees	$236	$125

Audit-Related Expenses

Audit-related expenses for the years ended December 31, 2024 and 2023 were $nil and $nil, respectively.

Tax Fees

We incurred aggregate tax fees and expenses of $ nil and $ nil for the years ended December 31, 2024 and 2023, respectively.

All Other Fees

We incurred other fees of $ nil and $ nil for the years ended December 31, 2024 and 2023.

Pre-Approval Policy

Pursuant to our audit committee charter, the Audit Committee is directly responsible for the appointment, compensation, retention, removal and oversight of the work of the independent auditor.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation	S-1	333-282621	3.1	October 11, 2024

3.2	Bylaws	S-1	333-282621	3.2	October 11, 2024

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

4.2	Description of Securities	—	—	—	Filed herewith

10.1	Employment Agreement dated August 1, 2024 by and between Randolph Wilson Jones III and the Registrant	S-1	333-282621	10.1	October 11, 2024

10.2	Employment Agreement dated November 4, 2024 by and between John M. Orobono Jr. and the Registrant	S-1	333-282621	10.2	October 11, 2024

10.3	Form of Indemnification Agreement by and between the Registrant and its officers and directors	S-1	333-282621	10.3	October 11, 2024

10.4	Form of Director Offer Letter by and between the Registrant and its directors	S-1	333-282621	10.4	October 11, 2024

10.5	Agreement for loan condition by and between V-Cube, Inc. and Xyvid, Inc.	S-1	333-282621	10.5	October 11, 2024

10.6	Agreement for loan condition by and between Wizlearn Technologies Pte. Ltd. and Xyvid, Inc.	S-1	333-282621	10.6	October 11, 2024

10.7	Agreement of lease by and between Xyvid, Inc. and GHDLCK LLC	S-1	333-282621	10.7	October 11, 2024

10.8	Consulting Agreement with Spirit Advisors, LLC	S-1	333-282621	10.8	October 11, 2024

10.9	Master Service Agreement by and between the Registrant and its Largest Customer for the Fiscal Year Ended December 31, 2023 (portions of the exhibit will be omitted pursuant to Item 601 of Regulation S-K)	S-1	333-282621	10.9	October 11, 2024

10.10	The Registrant’s 2024 Equity Incentive Plan	S-1	333-282621	10.10	October 11, 2024

10.11	Agreement for Loan Conditions by and between Xyvid, Inc. and Naoaki Mashita	S-1	333-282621	10.11	October 11, 2024

10.12	The Registrant’s Amended and Restated 2024 Equity Incentive Plan	S-1	333-282621	10.12	October 11, 2024

10.13	Amendment to the Agreement for Loan Conditions by and between Xyvid, Inc. and Naoaki Mashita	S-1	333-282621	10.13	December 26, 2024

10.14	Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and V-Cube, Inc.	S-1	333-282621	10.14	December 30, 2024

10.15	Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd.	S-1	333-282621	10.15	December 30, 2024

10.16	Agreement for Loan Conditions by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd. dated January 22, 2025	—	—	—	Filed herewith

10.17	Agreement for Loan Conditions by and between TEN Events, Inc. and V-Cube, Inc. dated January 9, 2025	—	—	—	Filed herewith

10.18	Agreement for Loan Conditions by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd. dated January 28, 2025	—	—	—	Filed herewith

10.19	Second Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and V-Cube, Inc. dated March 28, 2025	—	—	—	Filed herewith

10.20	Second Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd. dated March 28, 2025	—	—	—	Filed herewith

14.1	Code of Business Conduct and Ethics	S-1	333-282621	14.1	October 11, 2024

19.1	Insider Trading Policy	S-1	333-282621	19.1	October 11, 2024

21.1	Subsidiaries	S-1	333-282621	21.1	October 11, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

97.1	Form of Compensation Recovery Policy

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEN Holdings, Inc.

Date: March 28, 2025	By:	/s/ Randolph Wilson Jones III
	Name:	Randolph Wilson Jones III
	Title:	CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randolph Wilson Jones III	CEO and Director	March 28, 2025
Name: Randolph Wilson Jones III	(Principal Executive Officer)

/s/ John M. Orobono Jr.	Secretary, Chief Financial Officer and Director	March 28, 2025
Name: John M. Orobono Jr.	(Principal Accounting and Financial Officer)

/s/ Naoaki Mashita	Director	March 28, 2025
Name: Naoaki Mashita

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TEN Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEN Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses, has negative cash flows from operations, and has negative working capital, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs,P.C.

We have served as the Company’s auditors since 2024.

Jericho, New York

March 28, 2025

(Grassi & Co., CPAs, P.C., NY PCAOB firm ID 606)

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$48	$357
Accounts receivable, net	515	359
Income tax receivable	—	91
Prepaid expenses and other current assets	1,224	103
Total Current Assets	1,787	910
Non-current Assets:
Property and equipment, net	219	234
Operating lease right-of-use assets, net	530	601
Intangible assets, net	3,888	3,025
Total Assets	$6,424	$4,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$634	$644
Accrued expenses	1,053	474
Deferred revenue	147	275
Current portion of operating lease liabilities	71	63
Short-term loans - related party	5,617	1,690
Total Current Liabilities	7,522	3,146
Non-current Liabilities:
Non-current operating lease liabilities	502	573
Total Liabilities	8,024	3,719
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of December 31, 2024 and 2023; No shares issued or outstanding as of December 31, 2024 and 2023
Common stock, $0.0001 par value – 250,000,000 shares authorized as of December 31, 2024 and 2023; 25,689,130 and 25,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively*	5	5
Additional paid-in capital	317	—
(Accumulated deficit)/ Retained earnings	(1,922)	1,046
Total Stockholders’ Equity	(1,600)	1,051
Total Liabilities & Stockholders’ Equity	$6,424	$4,770

The accompanying notes are an integral part of the consolidated financial statements.

*	The number of shares presented above is adjusted retrospectively to reflect the 2 for 1 reverse stock split effected on October 9, 2024.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$3,504	$3,719
Cost of revenue	652	555
Gross profit	2,852	3,164
Operating expenses:
Selling, General and Administrative Expenses	5,390	4,742
Depreciation expenses	190	51
Total operating expenses	5,580	4,793
Loss from operations	(2,728)	(1,629)
Other income (expenses), net	(30)	28
Interest expenses, net	(210)	(52)
Loss before income taxes	(2,968)	(1,653)
Provision for income taxes	—	35
Net Loss	$(2,968)	$(1,688)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.07)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted*	25,015,104	25,000,000

The accompanying notes are an integral part of the consolidated financial statements.

*	Giving retroactive effect to the 2 for 1 reverse stock split effected on October 9, 2024.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2024 and 2023

(in thousands, except share data)

	Stock Class		Additional		Total Equity
	Common Stocks		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2022	25,000,000	5	—	2,734	2,739
Net loss	—	—	—	(1,688)	(1,688)
Balance, December 31, 2023	25,000,000	5	—	1,046	1,051
Conversion of convertible promissory note	689,130	—	317	—	317
Net loss		—		(2,968)	(2,968)
Balance, December 31, 2024	25,689,130	$5	$317	$(1,922)	$(1,600)

The accompanying notes are an integral part of the consolidated financial statements.

The number of shares presented above is adjusted retrospectively to reflect the 2 for 1 reverse stock split effected on October 9, 2024.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,968)	$(1,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	51
Noncash lease expenses	71	68
Noncash interest expenses	210	—
Changes in operating assets and liabilities:
Accounts receivable	(156)	567
Other assets	(90)	(10)
Income tax receivable	91	197
Accounts payable	(12)	229
Accrued expenses	369	156
Deferred revenue	(127)	221
Operating lease liabilities	(63)	(56)
Net cash (used in)/provided by operating activities	(2,485)	(265)
Cash flows from investing activities:
Purchase of property and equipment	(38)	(25)
Purchase of capitalized internal-use software	(999)	(1,050)
Net cash used in investing activities	(1,037)	(1,075)
Cash flows from financing activity
Proceeds from short-term loans - related party	4,244	1,690
Payment for deferred offering costs	(1,031)	—
Net cash provided by financing activity	3,213	1,690
Net change in cash and cash equivalents	(309)	350
Cash and cash equivalents at beginning of period	357	7
Cash and cash equivalents at end of period	$48	$357

Non-cash investing and financing activities:
Conversion of convertible promissory note	$317	$—

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization, Nature of Business

TEN Holdings, Inc. (the “Company”) was incorporated on February 12, 2024 in Pennsylvania to act as the holding company of Ten Events, Inc. (“Ten Events”), which was incorporated in Pennsylvania on December 5, 2011 and is an operating entity. Ten Events was formed for the purpose of planning, producing, broadcasting virtual and hybrid events using its event platform, the Xyvid Pro Platform, and delivering physical events. Ten Events’ platform provides a dynamic, interactive, and engaging virtual event experience to its clients and enables clients to engage and interact with their target audience anywhere in the world through event webcasting.

At incorporation, the Company issued 100 shares of common stock with no stated par value. On July 2, 2024, as part of its reorganization, the Company entered into a share exchange agreement with V-Cube, Inc., the Company’s principal stockholder. The Company acquired 1,000 shares of Ten Events from V-Cube, Inc. for the Company’s 100 shares of common stock. After the share exchange, Ten Events became a wholly owned subsidiary of the Company.

On July 24, 2024, the Company changed its domicile of incorporation from Pennsylvania to the state of Nevada. Upon its domestication, each share of common stock, no par value per share, of the Company that is issued and outstanding and held by V-Cube, Inc. was automatically converted into 500,000 shares of common stock, par value $0.0001 of the Company. After domestication, the total common stock issued and outstanding is 50,000,000 shares.

On October 9, 2024, the Company’s sole director and majority stockholder approved a reverse stock split of the Company’s issued common stock at a ratio of 2:1, which became effective on October 9, 2024. As a result of the reverse stock split, 25,000,000 shares of common stock were issued and outstanding as of October 9, 2024.

The reorganization involves entities under common control. Under the guidance in ASC 805-50, for transactions between entities under common control, the assets, liabilities, and results of operations are recognized at their carrying amounts on the date of the restructuring, which required retrospective combination of the Company and Ten Events. The Company’s consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods presented rather than from the incorporation. This includes a retrospective presentation for all equity related disclosures, which were under common control throughout the relevant periods as a single economic enterprise although legal parent-subsidiary relationship were not established.

Going concern

The Company has evaluated whether there are certain conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to attract and retain revenue generating customers, acquire new customer contracts, and additional financing.

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the year ended December 31, 2024, the Company had a net loss of $2,968, net cash used in operations of $2,485 and an accumulated deficit of $1,922. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company may consider obtaining additional financing in the future through the issuance of the Company’s common stocks through other equity or debt financing, or other means. The Company, however, is dependent upon its ability to obtain new revenue generating customer contracts and secure equity and/or debt financing and there are no assurances that the Company will be successful. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

As an emerging growth company, the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to delay adoption of certain new or revised accounting standards. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest: Ten Events, Inc. and V-Cube USA Acquisition Company, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenue and expense during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, allowance for credit losses, useful lives of property and equipment and capitalized software, the carrying value of operating lease right-of-use assets, impairment of long-lived assets, and valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

1 – Identification of the contract with a customer

2 – Identification of the performance obligation in the contract

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

Hybrid, virtual and physical event revenue

Revenue from hybrid, virtual and physical events is generated from producing and delivering hybrid or virtual events using the Company’s platform, the Xyvid Pro Platform, or delivering physical events. Virtual events are online events and conferences where participants interact in an online environment, and physical events are events where participants meet in a physical location.

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The transaction price is generally fixed at contract inception and is based on the agreed upon rates stated in the contract which indicates the amount of consideration the Company expects to be entitled to in exchange for satisfaction of performance obligation (i.e., delivering events). The amount on the final invoice depends on the actual work performed and might differ from the amount stated in the initial contract. When there is variable consideration included in the transaction price if, in the management’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur, the Company and the customer agree on the price on the final invoice, and revenue is recognized based on the amount on the final invoice. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government entities.

Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised services to the customer, which is upon completion of the event. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

The Company sometimes enters into the contract with a bundle of events. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. The Company’s contracts with multiple performance obligations are generally sold over the same contract terms as that of the contract with single performance obligation and have the same pattern of transferring services to the customer, and therefore, they are accounted for as one combined performance obligation in the context of the contract.

From time to time, the Company engages subcontractors for delivering events. The Company assesses and records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. For events delivered with subcontractors, the Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified vendors, (ii) has the discretion to select the vendors and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by its customers.

Segment Information

The Company currently operates business as one operating segment which includes two revenue types: Hybrid and Virtual Events and Physical Events. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”), who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s CODM evaluates financial information as a whole for the purpose of assessing financial performance and making operating decisions.

Concentration of Customers and Vendors

The consolidated balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company continuously evaluates the credit worthiness of its customers’ financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

For the years ended December 31, 2024 and 2023,   there was one customer, who accounted for more than 10% of the Company’s total revenue in both periods.   As of December 31, 2024 and 2023, there were two customers who accounted for more than 10% of the Company’s total accounts receivable in both periods.

For the years ended December 31, 2024 and 2023, there was one supplier  , who accounted for more than 10% of the Company’s total purchase in both periods. As of December 31, 2024 and 2023, there were four and three suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable in the respective periods.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an initial maturity date of three months or less to be cash equivalents.

Accounts Receivable, Net

Accounts receivable primarily consist of the amounts billed and currently due from customers, net of an allowance for credit losses, if recorded. When the Company has an unconditional right to payment, subject only to the passage of time, the right is treated as receivable. The Company’s accounts receivable balances are unsecured, bearing no interest. Fees billed in advance of the related contractual term represent contract liabilities and are presented as deferred revenue. Typical payment terms provide for customer payment within 30 to 90 days of the invoice date.

Accounts receivable are subject to collection risk. The Company performs evaluations of its customers’ financial positions and generally extends credit on account, without collateral.

At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist.

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record an allowance for credit loss   as of December 31, 2024 and 2023.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivable during the years ended December 31, 2024 and 2023.

The amount of receivable included at the beginning of each period presented was $359 and $926, respectively.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s initial public offering of securities  . Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering.   Deferred offering costs are included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Property and Equipment, Net

Property and equipment are recorded at the cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives of assets are as follows:

Property and Equipment	Estimated Useful Life
Computer and equipment	7 years
Furniture and fixture	10 years
Leasehold improvement	Shorter of 10 years or lease term

Repair and maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets consist of capitalized software. The Company accounts for its software development costs in accordance with the guidance in ASC 350-40, Internal-use software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training, data conversion and maintenance costs are expensed as incurred. Costs of capitalized software are amortized on a straight-line basis over the estimated period of benefit, which is approximately five years, and are recorded in cost of revenue in the Consolidated Statements of Operations.

Impairment or Disposal of Long-Lived Assets

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable when compared to the Company’s undiscounted cash flows, and the impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sales are reported at the lower of cost or fair value less costs to sell.

Leases

Leases are comprised of operating leases for office space. In accordance with FASB ASC Topic 842, Leases, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and non-current operating lease liabilities in the Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

For leases with terms greater than 12 months, the Company records a ROU asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, or the Company’s collateralized incremental borrowing rate. The implicit rate within the Company’s leases is generally not determinable and, therefore, the incremental borrowing rate at lease commencement is utilized to determine the present value of lease payments. The Company estimates its incremental borrowing rate based on third-party lender quotes to obtain secured debt in a like currency for a similar asset over a timeframe similar to the term of the lease. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), the Company generally includes both the lease costs and non-lease costs in the measurement of the lease asset and liability.

The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all asset classes. Lease expenses for the Company’s operating leases are recognized on a straight-line basis over the lease term except for variable lease costs, which are expensed as incurred. The Company does not recognize ROU assets and operating lease liabilities that arise from leases with an initial lease term of 12 months or less.

Fair Value Measurements

The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement.

The levels of the fair value hierarchy are as follows:

Level 1: Quoted price in an active market for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3: Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable, and short-term loans approximate fair values due to the short-term nature of these instruments.

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the year ended December 31, 2024 and 2023 that was included in deferred revenue at the beginning of each period was $275 and $54, respectively.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the years ended December 31, 2024 and 2023, these costs were $160 and $144, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the years ended December 31, 2024 and 2023, the Company recognized $46 and $63, respectively, of expense for the defined contribution plans.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the differences between the financial statement and tax basis of assets, liabilities and net operating loss by using enacted tax rate in effect for the fiscal year in which the differences are expected to reverse. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are believed to be more likely than not to be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The Company files tax returns in the tax jurisdictions of the United States. Tax benefits for uncertain tax positions are based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.

Net Loss per Share

Basic net loss per common stock is calculated by dividing the net loss by the weighted-average number of common stocks outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common stock is computed by dividing the net loss by the weighted-average number of common stocks and potentially dilutive securities outstanding for the period determined using the treasury stock method.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires entities to disclose specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. It also requires entities to disclose certain information about income taxes paid and other disclosures related to income and income tax expense from continuing operations. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities and for fiscal years beginning after December 15, 2025 for all other entities. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance did not have any impact on the Company’s segment reporting.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statement

3. Acquisition

In July 2023, as part of the Company’s restructuring, Ten Events acquired 100% of the outstanding common stocks of V-Cube USA, Inc. (“VUSA”) from V-Cube, Inc.(“V-Cube), the Company’s principal stockholder, for no consideration. Subsequently, VUSA was merged with V-Cube USA Acquisition Company, LLC (“VAC”) with VAC being the surviving entity. After the merger, VAC became a wholly owned subsidiary entity of Ten Events.

4. Property and Equipment, Net

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	As of December 31,
	2024	2023
Computer and equipment	$419	$381
Furniture and fixture	17	17
Leasehold improvement	20	19
Total property and equipment	456	417
Less: Accumulated depreciation	(237)	(183)
Total property and equipment, net	$219	$234

The Company recognized depreciation expenses on property and equipment of $54 and $51 during the years ended December 31, 2024 and 2023, respectively.

5. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software. As of December 31, 2024 and 2023, the balance of the capitalized software was $3,888 and $3,025, respectively, of which $218 and $3,025 was under the application development stage as of the respective period end. The Company has performed impairment assessment and identified no triggering events or circumstances indicating that the carrying amount of the intangibles may be impaired and determined no impairment was necessary.

As of December 31, 2024 and 2023, intangible assets consisted of the following:

	As of December 31,
	2024	2023
Capitalized software	$3,806	$—
Under the application development stage	218	3,025
Total intangible assets	4,024	3,025
Less: Accumulated Amortization	(136)	-
Intangible assets, net	$3,888	$3,025

The Company recognized amortization expenses on intangible assets of $136 and nil during the years ended December 31, 2024 and 2023, respectively.

6. Leases

The Company has an operating lease for its office space. As of December 31, 2024 and 2023, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	As of December 31,
	2024	2023
Right-of-Use Assets
Operating lease assets	$530	$601
Lease Liabilities
Operating lease liabilities - Current	$71	$63
Operating lease liabilities - Non-current	$502	$573

The following table summarizes the contractual maturities of operating lease liabilities as of December 31, 2024:

Year ending December 31,
2025	$104
2026	108
2027	112
2028	117
2029	121
Thereafter	126
Total lease payments	688
Less amounts representing interest	(115)
Present value of lease payments	573
Less: current portion	(71)
Non-current lease liabilities	$502

The following table illustrates information for the Company’s operating lease during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Total operating lease cost	$63	$56
Short-term lease cost	$14	$8
Cash paid for amounts included in the measurement of the operating lease liability	$100	$96
Weighted average remaining lease term (years)	6.0	7.0
Weighted average discount rate	6.00%	6.00%

7. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of December 31, 2024 and 2023.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of December 31, 2024 and 2023.

Indemnification

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with third parties. To date, the Company has not paid any material claims or been required to defend any material actions related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

8. Accrued Expenses

As of December 31, 2024 and 2023, accrued expenses include the following components:

	As of December 31,
	2024	2023
Accrued operating expenses	$393	$286
Accrued payroll expenses	256	136
Other accrued expenses	404	52
Total accrued expenses	$1,053	$474

9. Short-term Loans – Related Party

Short-term loans as of December 31, 2024 and 2023 consisted of the followings:

			As of December 31,
	Interest Rate	Maturity	2024	2023
V-Cube, Inc.	6.00%	March 31, 2025	$4,062	$735
Wizlearn Technologies Pte. Ltd.	6.00%	March 31, 2025	1,555	955
Total short-term loans			$5,617	$1,690

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023
Basic and Diluted Net Loss Per Common Share:
Net loss attributable	$(2,968)	$(1,688)
Weighted average common shares outstanding – basic and diluted	25,015,104	25,000,000
Net loss per common share – basic and diluted	$(0.12)	$(0.07)

11. Income Taxes

The component of loss before income taxes for the years ended December 31, 2024 and 2023 was as follow:

	Year Ended December 31,
	2024	2023
United States	$(2,968)	$(1,653)

The components of income tax expense for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Current	$—	$28
Deferred	—	7
Total	$—	$35

A reconciliation of income tax expense to the amount of income tax expense at the statutory rate in the U.S. for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit at the statutory rate	$(623)	$(347)
Increase (reduction) in taxes resulting from:
State tax—net of federal	(270)	(122)
Change in valuation allowance	1,629	377
Permanent difference	71	2
SALT Rate change	(756)	159
Recognition of previously unrecognized tax benefits	—	—
Research and development credits	(26)	(51)
Other	(25)	17
Income tax expense	$—	$35

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities   as of December 31, 2024 and 2023, were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Goodwill	$7,598	$7,447
Lease liability	181	181
Accrued interest	85	15
Net operating loss carryforwards	3,475	1,942
R&D credit	122	96
Other	13	1
Total deferred tax assets	11,474	9,682
Deferred tax liabilities:
Fixed assets	53	61
Right-of-use assets	167	171
Assets capitalized for book not for tax	295	267
Other	244	85
Total deferred tax liabilities	759	584
Less: Valuation allowance	(10,715)	(9,098)
Net deferred tax assets/(liabilities)	$—	$—

As of December 31, 2024, the Company had a federal net operating loss (“NOL”) carryforwards of $12,373, and state NOL carryforwards of $14,125. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOL generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the federal NOL as of December 31, 2024 which may be carried forward indefinitely is $11,453. The state and city NOL may generally be carried forward for twenty years and may be applied against future taxable income. As of December 31, 2023, the Company had a NOL carryforwards of $7,430, and state NOL carryforwards of $6,209.

The TCJA amended Internal Revenue Code Section 174 related to federal tax treatment of research and experimental expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize such expenditures over a period of five years for domestic research and fifteen years for non-US research. For the year ended December 31, 2024 the Company recognized a $506,130 favorable temporary difference for the amortization of these expenditures. For the year ended December 31, 2023, the Company recognized a $231,586 favorable temporary difference for the amortization of these expenditures.

The Company recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2024 and 2023. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evident to support the reversal of all or some portion of these allowances. The valuation allowance the Company recorded as of December 31, 2024 and 2023 was $10,715 and $9,098, respectively.

The net changes in the total valuation allowance for net deferred tax assets for the years ended December 31, 2024 and 2023 consist of the following:

	Year Ended December 31,
	2024	2023
Valuation allowance at beginning of year	$9,098	$8,721
Additions (deductions)	1,617	377
Valuation allowance at end of year	$10,715	$9,098

Currently, there are no federal or state tax audits pending. The Company’s corporate federal and state tax returns from 2021 to 2023 remain subject to examination by tax authorities.

At December 31, 2024, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the year ended December 31, 2024, the Company recorded no interest and penalties on income taxes. As of December 31, 2024, there was no accrued interest included in income taxes payable.

12. Stockholders’ Equity

Preferred Stock

As of December 31, 2024, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of December 31, 2024.

Common Stock

As of December 31, 2024, the Company has authorized 250,000,000 shares of common stock. Each holder of common stock shall be entitled to one vote for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the stockholders’ meeting or the Board of Directors. The total common stock issued and outstanding as of December 31, 2024 was 25,689,130 shares.

On October 9, 2024, the Company’s sole director and majority stockholder approved a reverse stock split of the Company’s issued common stock at a ratio of 2:1, which became effective on October 9, 2024. As a result of the reverse stock split, 25,000,000 shares of common stock were issued and outstanding. The Company believes it is appropriate to reflect the above transactions on a retroactive basis in accordance with ASC 260. All references made to share or per share amounts herein have been retroactively adjusted to reflect the 2:1 reverse split.

On December 23, 2024, the convertible promissory note dated September 5, 2024, held by Naoaki Mashita, the Chief Executive Officer of V-Cube, Inc., the principal stockholder of the Company, having the outstanding principal balance of $317 was partially converted into 689,130 fully paid and non-assessable unregistered shares of common stock of the Company at a conversation price of $0.46 per share, relative to the principal amount outstanding, in accordance with the terms thereof .

13. Equity incentive plan

On September 27, 2024, the Company’s Board of Directors approved the Equity Incentive Plan. On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. The options have a contractual term of ten years and vest upon the satisfaction of service conditions for Company employees and performance conditions for Company directors. Of the 2,640,250 stock options granted, 1,122,925 stock options will vest upon the completion of the Company’s initial public offering (“IPO”).

The fair value of the stock options as of the grant date was $3.13 and was estimated using the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used to estimate the fair value of the stock option. The total value of the stock options granted and the unrecognized stock-based compensation expenses as of the grant date was $8,258. At IPO, the company will recognize $3,512 in stock-based compensation expense due to the vesting of employee stock options.

Expected term	5 years
Expected volatility	49.04%
Expected dividend rate	0.00%
Risk-free rate	3.75%
Fair Value of Common Stock	$3.50

14. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the years ended December 31, 2024 and 2023. The Company had no revenue derived from geographical regions outside of the U.S. during the years ended December 31, 2024 and 2023. All revenue during the years ended December 31, 2024 and 2023 was recognized when the performance obligation was satisfied at point in time.

	Year Ended December 31,
	2024	2023
Delivered events - Virtual and Hybrid	$3,219	$3,525
Delivered events - Physical	285	194
Total	$3,504	$3,719

The following table summarizes the activity in deferred revenue during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$275	$54
Revenue earned	(1,245)	(54)
Deferral of revenue	1,117	275
Balance, end of year	$147	$275

15. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Delivered events - Virtual and Hybrid	$557	$521
Delivered events - Physical	95	34
Total	$652	$555

16. Consulting Agreement

On February 5, 2024, the V-Cube, Inc., the principal shareholder of the Company, entered into a consulting and services agreement with Spirit Advisors LLC (“Spirit Advisors”), which agreement was assigned to and assumed by the Company on September 5, 2024. Pursuant to the agreement, the Company has agreed to compensate Spirit Advisors with warrants, which will be exercisable upon completion of the Company’s IPO for the period of 10 years to purchase 4.9% of the fully diluted share capital of the Company as of February 12, 2024 for an exercise price per share of US$0.02, subject to adjustments as set forth in the warrant, as partial compensation for professional services to be provided by Spirit Advisors in connection with the IPO.

The warrants become exercisable upon the successful completion of the IPO, which is a performance condition. Achievement of the IPO-based performance condition is not deemed to be probable until such event occurs. Therefore, no warrants are exercisable prior to the Company’s IPO.

17. Related Party

The related parties that had material balances and transactions as of and for the years ended December 31, 2024 and 2023 consist of the following:

Name of Related Party	Nature of Relationship as of December 31, 2024
Dyventive, Inc	A company controlled by Dave Kovalcik, the director of V-Cube, Inc., the principal shareholder of the Company
GHDLCK, LLC	A company controlled by an immediate family member of Dave Kovalcik, the director of V-Cube, Inc., the principal shareholder of the Company
PharMethod, Inc	A company controlled by Dave Kovalcik, the director of V-Cube, Inc., the principal shareholder of the Company
V-Cube, Inc.	The principal shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company

The Company had the following related party balances as of December 31, 2024 and 2023:

		December 31,
	Nature of transactions	2024	2023
Receivable due from related parties:
Dyventive, Inc	Accounts receivable related to sales from delivered events	$—	$15
PharMethod, Inc	Accounts receivable related to sales from delivered events	—	20
Payable due to related party:
GHDLCK, LLC	Accounts payable related to rental expenses	83	48
PharMethod, Inc	Accounts payable related to operating expenses	73	—
Short-term loans due to related parties:
V-Cube Inc.	Loan payable for working capital	4,062	735
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,555	955

The Company had the following related party transactions for the years ended December 31, 2024 and 2023:

		Year Ended December 31,
	Nature of transactions	2024	2023
Revenue from related parties:
Dyventive, Inc	Sales from delivered events	$33	$142
PharMethod, Inc	Sales from delivered events	47	250
Selling, General and Administrative Expenses with related party:
GHDLCK, LLC	Rental expense for the Company’s office	100	108

18. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through March 28, 2025, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements, except those disclosed below.

On February 18, 2025, the Company completed its IPO of 1,667,000 shares of common stock at a public offering price of $6.0 per share. The net proceeds to the Company from the IPO, after deducting underwriting discounts and estimated offering expenses payable by the Company, were $8,900.

On February 19, 2025, Spirit Advisors elected to exercise its warrants in full. The net shares issued under this exercise were 1,337,312 common shares.

On March 17, 2025, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to $1,000 of its outstanding shares of common stock. On March 18, 2025, the Company entered into a letter agreement with Bancroft Capital, LLC to assist the Company with its share repurchase program.

On March 28, 2025, the Company and Wizlearn Technologies Pte. Ltd, an affiliate of the Company, agreed to extend the maturity date of the existing loan agreements to December 31, 2025. which loans have an outstanding aggregate principal balance of $1,815 as of the date of this annual report.

On March 28, 2025, the Company and V-Cube, Inc., the principal stockholder of the Company, agreed to extend the maturity date of the existing loan agreements to December 31, 2025, which loans have an outstanding aggregate principal balance of $2,187 as of the date of this annual report.

On March 19, 2025, the Company and Naoaki Mashita, the Chief Executive Officer of V-Cube, Inc., the principal stockholder of the Company, agreed to extend the repayment date of the interest accrued on the existing convertible promissory note from March 31, 2025 to December 31, 2025.

