Form 10-Q
period 2025-03-31
TEN Holdings, Inc.
filed 2025-05-20
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-42515

TEN Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-1291725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1170 Wheeler Way

Langhorne, PA 19047

(Address of principal executive offices) (Zip Code)

1.800.909.9598

(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2025, there were 28,693,442 shares of common stock, par value $0.0001 per share, outstanding.

TEN Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

TEN Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$247	$48
Accounts receivable, net	317	515
Advance – related party	2,102	-
Prepaid expenses and other current assets	222	1,224
Total Current Assets	2,888	1,787
Non-current Assets:
Advance – non-current – related party	3,163	-
Property and equipment, net	206	219
Operating lease right-of-use assets, net	512	530
Intangible assets, net	4,025	3,888
Total Non-current Assets	7,906	4,637
Total Assets	$10,794	$6,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$308	$634
Accrued expenses	740	1,053
Deferred revenue	270	147
Current portion of operating lease liabilities	74	71
Short-term loans - related party	4,002	5,617
Total Current Liabilities	5,394	7,522
Non-current Liabilities:
Non-current operating lease liabilities	482	502
Total Non-current Liabilities	482	502
Total Liabilities	5,876	8,024
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of March 31, 2025 and December 31, 2024 ; No shares issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value – 250,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 28,693,442 and 25,689,130 shares issued and outstanding as of March 31, 2025 and December 31, 2024	5	5
Additional paid-in capital	11,671	317
Accumulated deficit	(6,758)	(1,922)
Total Stockholders’ Equity	4,918	(1,600)
Total Liabilities & Stockholders’ Equity	$10,794	$6,424

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$739	$1,128
Cost of revenue	186	283
Gross profit	553	845
Operating expenses:
Selling, General and Administrative Expenses	5,166	1,206
Depreciation expenses	149	13
Total operating expenses	5,315	1,219
Loss from operations	(4,762)	(374)
Other (expenses)	(5)	(5)
Interest expenses, net	(69)	(26)
Loss before income taxes	(4,836)	(405)
Provision for income taxes	-	-
Net loss	$(4,836)	$(405)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.02)
Weighted-average number of common stocks outstanding used to compute net loss per share, basic and diluted	27,058,113	25,000,000

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share data)

(unaudited)

	Stock Class		Additional		Total Stockholders’
	Common Stocks		Paid-In	Retained	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2023	25,000,000	$5	$-	$1,048	$1,053
Net loss	-	-	-	(405)	(405)
Balance, March 31, 2024	25,000,000	$5	$-	$643	$648

	Stock Class		Additional		Total Stockholders’
	Common Stocks		Paid-In	Retained	Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, December 31, 2024	25,689,130	$5	$317	$(1,922)	$(1,600)
Issuance of shares upon initial public offering, net off offering costs	1,667,000	-	7,842	-	7,842
Stock-based compensation	-	-	3,512	-	3,512
Issuance of shares in connection with consulting agreement	1,337,312	-	-	-	-
Net loss	-	-	-	(4,836)	(4,836)
Balance, March 31, 2025	28,693,442	$5	$11,671	$(6,758)	$4,918

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,836)	$(405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	13
Noncash lease expenses	18	17
Noncash interest expenses	69	26
Stock-based compensation	3,512	-
Changes in operating assets and liabilities:
Accounts receivable	203	(477)
Advance – related party	(5,265)	-
Prepaid expenses and other assets	(33)	(32)
Accounts payable	(321)	156
Accrued expenses	(387)	(117)
Deferred revenue	123	253
Operating lease liabilities	(17)	(15)
Net cash used in operating activities	(6,785)	(581)
Cash flows from investing activities:
Purchase of property and equipment	-	(11)
Purchase of capitalized internal-use software	(273)	(258)
Net cash used in investing activities	(273)	(269)
Cash flows from financing activities:
Proceeds from short-term loans - related party	385	917
Repayments of short-term loans - related party	(2,000)	-
Proceed from issuance of shares	8,900	-
Payment for deferred offering costs	(28)	-
Net cash provided by financing activities	7,257	917
Net change in cash and cash equivalents	199	67
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$247	$424

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Organization, Nature of Business

TEN Holdings, Inc. (the “Company”) was incorporated on February 12, 2024 in Pennsylvania to act as the holding company of Ten Events, Inc. (“Ten Events”), which was incorporated in Pennsylvania on December 5, 2011 and is an operating entity. Ten Events was formed for the purpose of planning, producing, and broadcasting virtual and hybrid events using its event platform, the Xyvid Pro Platform, and delivering physical events. Ten Events’ platform provides a dynamic, interactive, and engaging virtual event experience to its clients and enables clients to engage and interact with their target audience anywhere in the world through event webcasting.

At incorporation, the Company issued 100 shares of common stock with no stated par value. On July 2, 2024, as part of its reorganization, the Company entered into a share exchange agreement with V-Cube, Inc., the Company’s principal stockholder. The Company acquired 1,000 shares of Ten Events from V-Cube, Inc. in exchange for100 shares of common stock of the Company’s. After the share exchange, Ten Events became a wholly owned subsidiary of the Company.

On July 24, 2024, the Company changed its domicile of incorporation from the Commonwealth of Pennsylvania to the state of Nevada. Thereupon, each share of common stock, no par value per share, of the Company that was issued and outstanding and held by V-Cube, Inc. was automatically converted into 500,000 shares of common stock, par value $0.0001 of the Company. After domestication, the total common stock issued and outstanding is 50,000,000 shares.

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

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the three months ended March 31, 2025, the Company had a net loss of $4,836, net cash used in operations of $6,785 and an accumulated deficit of $6,758. As of March 31, 2025, the Company had a working capital deficit of $2,506. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company may consider obtaining additional financing in the future through the issuance of the Company’s common stock, through other equity or debt financing, or other means. The Company, however, is dependent upon its ability to obtain new revenue generating customer contracts and its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025 or any other future interim periods.

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

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest: Ten Events and V-Cube USA Acquisition Company, LLC. Intercompany balances and transactions have been eliminated in such consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenue and expense during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, allowance for credit losses, useful lives of property and equipment and capitalized software, the carrying value of operating lease right-of-use assets and impairment of long-lived assets. Actual results could differ from those estimates.

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

Segment Information

The Company currently operates its business as one operating segment which includes two revenue types: Hybrid Event (“Hybrid”), Virtual Events (“Virtual”) and Physical Events (“Physical”). The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”), who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s CODM evaluates financial information as a whole for the purpose of assessing financial performance and making operating decisions.

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

For the three months ended March 31, 2025 and 2024, there were two customers who accounted for more than 10% of the Company’s total revenue in both periods. As of March 31, 2025 and December 31, 2024, there were three and two customers, respectively, who accounted for more than 10% of the Company’s total accounts receivable in the respective periods.

For the three months ended March 31, 2025 and 2024, there were three suppliers who accounted for more than 10% of the Company’s total purchase in both periods. As of March 31, 2025 and December 31, 2024, there were two and four suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable in the respective periods.

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

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record an allowance for credit loss as of March 31, 2025 and December 31, 2024.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the three months ended March 31, 2025 and 2024.

The amount of accounts receivable included at the beginning of each period presented was $515 and $359, respectively.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s public offering of securities. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering. Deferred offering costs are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Upon the completion of the public offering, the deferred offering costs are fully charged to additional paid-in capital.

Upon the completion of the public offering, the deferred offering costs were fully charged to additional paid-in capital.

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

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the three months ended March 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $147 and $275, respectively.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the three months ended March 31, 2025 and 2024, these costs were $158 and $21, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the three months ended March 31, 2025 and 2024, the Company recognized $18 and $13, respectively, of expenses for the defined contribution plans.

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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statement.

3. Property and Equipment, Net

As of March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Computer and equipment	$419	$419
Furniture and fixture	17	17
Leasehold improvement	20	20
Total property and equipment	456	456
Less: Accumulated depreciation	(250)	(237)
Total property and equipment, net	$206	$219

The Company recognized depreciation expenses on property and equipment of $13 and $13 during the three months ended March 31, 2025 and 2024, respectively.

4. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software. As of March 31, 2025 and December 31, 2024, the balance of the capitalized software was $4,297 and $4,024, respectively, of which $491 and $218 was under the application development stage as of the respective period end. The Company has performed impairment assessment and identified no triggering events or circumstances indicating that the carrying amount of the intangibles may be impaired and determined no impairment was necessary.

As of March 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	March 31,	December 31,
	2025	2024
Capitalized software	$3,806	$3,806
Under the application development stage	491	218
Total intangible assets	4,297	4,024
Less: Accumulated Amortization	(272)	(136)
Intangible assets, net	$4,025	$3,888

The Company recognized amortization expenses on intangible assets of $136 and nil during the three months ended March 31, 2025 and 2024, respectively.

5. Leases

The Company has an operating lease for its office space in Pennsylvania. As of March 31, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	March 31,	December 31,
	2025	2024
Right-of-Use Assets
Operating lease assets	$512	$530
Lease Liabilities
Operating lease liabilities - Current	$74	$71
Operating lease liabilities - Non-current	$482	$502

The following table summarizes the contractual maturities of operating lease liabilities as of March 31, 2025:

2025 (remaining)	$78
2026	108
2027	112
2028	117
2029	121
Thereafter	126
Total lease payments	662
Less amounts representing interest	(106)
Present value of lease payments	556
Less: current portion	(74)
Non-current lease liabilities	$482

The following table illustrates information for the Company’s operating lease during the three months ended March 31, 2025 and 2024:

	March 31,	December 31,
	2025	2024
Total operating lease cost	$17	$63
Short-term lease cost	$2	$14
Cash paid for amounts included in the measurement of the operating lease liability	$26	$100
Weighted average remaining lease term (years)	5.8	6.0
Weighted average discount rate	6.00%	6.00%

6. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of March 31, 2025 and December 31, 2024.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of March 31, 2025 and December 31, 2024.

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

7. Accrued Expenses

As of March 31, 2025 and December 31, 2024, accrued expenses include the following components:

	March 31,	December 31,
	2025	2024
Accrued operating expenses	$197	$393
Accrued payroll expenses	99	256
Other accrued expenses	444	404
Total accrued expenses	$740	$1,053

8. Short-term Loans – Related Party

Short-term loans as of March 31, 2025 and December 31, 2024 consisted of the following:

			March 31,	December 31,
	Interest Rate	Maturity	2025	2024
V-Cube, Inc.	6.00%	December 31, 2025	$2,187	$4,062
Wizlearn Technologies Pte. Ltd.	6.00%	December 31, 2025	1,815	1,555
Total short-term loans			$4,002	$5,617

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Basic and Diluted Net Loss Per Common Share:
Net loss attributable	$(4,836)	$(405)
Weighted average common shares outstanding – basic and diluted	27,058,113	25,000,000
Net loss per common share – basic and diluted	$(0.18)	$(0.02)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Common stock options	1,122,925	-

10. Stockholders’ Equity

Preferred Stock

As of March 31, 2025, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of March 31, 2025.

Common Stock

As of March 31, 2025, the Company has authorized 250,000,000 shares of common stock. Each holder of common stock shall be entitled to one vote for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the stockholders’ meeting or the Board of Directors. The total common stock issued and outstanding as of March 31, 2025 was 28,693,442 shares.

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

On December 23, 2024, the convertible promissory note dated September 5, 2024, held by Naoaki Mashita, the Chief Executive Officer of V-Cube, Inc., the principal stockholder of the Company, having the outstanding principal balance of $317 was partially converted into 689,130 fully paid and non-assessable unregistered shares of common stock of the Company at a conversation price of $0.46 per share, relative to the principal amount outstanding, in accordance with the terms thereof.

On February 18, 2025, the Company completed its initial public offering (“IPO”) of 1,667,000 shares of common stock at a public offering price of $6.00 per share. The net proceeds to the Company from the IPO, after deducting underwriting discounts and offering expenses of approximately $1,102 payable by the Company, were approximately $8,900.

Upon closing of the IPO, the Company issued to Bancroft Capital, LLC warrants to purchase an aggregate of 5% of the shares of common stock sold in the offering. Pursuant to the agreement, the warrants are exercisable in whole or in part, commencing 181 days after the date of the commencement of the sales of the public securities and expiring on the five-year anniversary of the date of commencement of sales in the offering, at an exercise price per share equal to 120% of the public offering price per share. No warrants were exercised as of the period ended March 31, 2025.

On February 19, 2025, Spirit Advisors, LLC (“Spirit Advisors”) elected to exercise certain warrants in full that were issued to it by the Company in partial consideration for consulting services rendered in connection with the IPO. The net shares issued pursuant to such exercise were 1,337,312 shares of the Company’s common stock.

On March 17, 2025, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to $1,000 of its outstanding shares of common stock. On March 18, 2025, the Company entered into a letter agreement with Bancroft Capital, LLC to assist the Company with its share repurchase program.

11. Equity incentive plan

On September 27, 2024, the Company’s Board of Directors approved the Company’s 2024 Equity Incentive Plan (the “Equity Incentive Plan”). On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. The options have a contractual term of ten years and vest upon the satisfaction of service conditions for Company employees and performance conditions for Company directors. Of the 2,640,250 stock options granted, 1,122,925 stock options vested on February 18, 2025 upon the completion of the Company’s IPO.

The fair value of the stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used to estimate the fair value of the stock option.

Expected term	5 years
Expected volatility	49.04%
Expected dividend rate	0.00%
Risk-free rate	3.75%

The Company recognized stock-based compensation expenses of $3,512 and nil during the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expenses are included in the selling, general and administrative expenses in the Consolidated Statements of Operations.

The following is a summary of stock option activity under the Company’s Equity Incentive Plan during the three months ended March 31, 2025:

	Number of shares	Weighted-Average Grant-Date Fair Value	Weighted-average remaining contractual term (in years)
Unvested balance as of December 31, 2024	2,640,250	$3.13
Granted	5,000	0.96
Vested	(1,122,925)	3.13
Unvested balance as of March 31, 2025	1,522,325	$3.12	9.5

As of March 31, 2025, the Company’s unrecognized stock based compensation expense for unvested options was $4,750.

12. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three months ended March 31, 2025 and 2024. The Company had no revenue derived from geographical regions outside of the U.S. during the three months ended March 31, 2025 and 2024. All revenue during the three months ended March 31, 2025 and 2024 was recognized when the performance obligation was satisfied at point in time.

	Three Months Ended March 31,
	2025	2024
Delivered events - Virtual and Hybrid	$713	$1,081
Delivered events - Physical	26	47
Total	$739	$1,128

The following table summarizes the activity in deferred revenue during the three months ended March 31, 2025 and the year ended December 31, 2024:

	Three months ended March 31,	Year Ended December 31,
	2025	2024
Balance, beginning of year	$147	$275
Revenue earned	(218)	(1,245)
Deferral of revenue	341	1,117
Balance, end of year	$270	$147

13. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Delivered events - Virtual and Hybrid	$172	$265
Delivered events - Physical	14	18
Total	$186	$283

14. Consulting Agreement

On February 5, 2024, the V-Cube, Inc., the principal shareholder of the Company, entered into a consulting and services agreement with Spirit Advisors, which agreement was assigned to and assumed by the Company on September 5, 2024. Pursuant to the agreement, the Company agreed to compensate Spirit Advisors with warrants, which became exercisable upon completion of the Company’s IPO for the period of 10 years to purchase 4.9% of the fully diluted share capital of the Company as of February 12, 2024 for an exercise price per share of US$0.02, subject to adjustments as set forth in the warrants, as partial compensation for professional services provided by Spirit Advisors in connection with the IPO.

The warrants became exercisable upon the completion of the IPO. On February 19, 2025, Spirit Advisors elected to exercise its warrants in full. The net shares issued under this exercise were 1,337,312 shares of common stock.

15. Related Party

The related parties that had material balances as of March 31, 2025 and December 31, 2024 and transactions for the three months ended March 31, 2025 and 2024 consist of the following:

Name of Related Party	Nature of Relationship at March 31, 2025
V-Cube, Inc.	The principal shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company

Name of Related Party	Nature of Relationship as of December 31, 2025
Dyventive, Inc	A company controlled by Dave Kovalcik, the director of V-Cube, Inc., the principal shareholder of the Company
GHDLCK, LLC	A company controlled by an immediate family member of Dave Kovalcik, the director of V-Cube, Inc., the principal shareholder of the Company
PharMethod, Inc	A company controlled by Dave Kovalcik, the director of V-Cube, Inc., the principal shareholder of the Company
V-Cube, Inc.	The principal shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company

The Company had the following related party balances as of March 31, 2025 and December 31, 2024:

		March 31,	December 31,
	Nature of transactions	2025	2024
Advance to related party(1):
V-Cube, Inc.	Advance payment made for IT outsourcing and market advisory services	1,963	—
V-Cube, Inc.	Advance payment made for marketing and business development	740	—
V-Cube, Inc.	Advance payment made for consultancy services	1,537	—
V-Cube, Inc.	Advance payment made for advisory services	1,025	—
Payable due to related party:
GHDLCK, LLC	Accounts payable related to rental expenses	—	83
PharMethod, Inc	Accounts payable related to operating expenses	—	73
Short-term loans due to related parties:
V-Cube Inc.	Loan payable for working capital	2,187	4,062
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,815	1,555

Advance — related party, including $2,102 classified as current and $3,163 classified as long-term, represent payments the Company made on behalf of its principal stockholder, V-Cube, Inc., for services that will be provided to V-Cube, Inc. These amounts will be reimbursed to the Company by V-Cube, Inc.

(1):	Amounts set forth below are for advances made in respect of fees due pursuant to the agreements described in Item 5 of this quarterly report.

The Company had the following related party transactions for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
	Nature of transactions	2025	2024
Revenue from related parties:
Dyventive, Inc	Sales from delivered events	$—	$10
PharMethod, Inc	Sales from delivered events	—	1
Selling, General and Administrative Expenses with related party:
GHDLCK, LLC	Rental expense for the Company’s office	—	24
V-Cube, Inc.	IT outsourcing and market advisory services and marketing and business development	135	—

16. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through May 19, 2025, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements, except those disclosed below.

On April 23, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Sunpeak Holdings Corporation (“SHC”), which became effective on April 30, 2025, to settle outstanding claims owed to SHC. Pursuant to the Settlement Agreement, SHC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $4.9 million (the “Claims”) and will exchange such Claims for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at the closing price of the Company’s common stock, subject to adjustment pursuant to the terms of the Settlement Agreement. The Company shall also issue to SHC, on the issuance date(s), 175,000 freely trading shares pursuant to the Settlement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-282621), as amended, which was initially filed with the SEC on October 11, 2024 and declared effective by the SEC on February 7, 2025.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this quarterly report. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (the “Annual Report”).

Business Overview

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

As of the date of this quarterly report, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced a decrease in our total revenue and net income in the first quarter of fiscal year 2025, mainly due to an event series with our biggest customer that took place in the first quarter of fiscal year 2024 that did not repeat in the first quarter of fiscal year 2025. For the three months ended March 31, 2025 and 2024, we had total revenue of approximately $739 thousand and $1,128 thousand, respectively, and net loss of approximately $4,841 thousand and $405 thousand, respectively. For the three months ended March 31, 2025 and 2024, the revenue generated from virtual and hybrid events was approximately $713 thousand and $1,081 thousand, respectively, accounting for approximately 96.5% and 95.8% of our total revenue, respectively; and the revenue generated from physical events was approximately $26 thousand and $47 thousand, respectively, accounting for approximately 3.5% and 4.2% of our total revenue, respectively.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2025 and 2024

The following table sets forth our statements of operations for the three months ended March 31, 2025 and 2024:

(in thousands, except change % data)
	Three Months Ended March 31,		Change (2025 vs. 2024)
	2025 ($)	2024($)	$	YoY %
Revenues
Delivered events - Virtual and Hybrid	713	1,081	(368)	(34.0)%
Delivered events - Physical	26	47	(21)	(44.7)%
Total Revenues	739	1,128	(389)	(34.5)%
Cost of revenues	186	283	(97)	(34.3)%
Gross Profit	553	845	(292)	(34.6)%
Operating expenses:
Selling, General and Administrative Expenses	5,166	1,206	3,960	328.4%
Depreciation expenses	149	13	136	1,046.2%
Total operating expenses	5,315	1,219	4,096	336.0%
Loss from operations	(4,762)	(374)	(4,388)	1,173.3%
Other income (expenses), net	(5)	(5)	-	0.0%
Interest expenses	(69)	(26)	(43)	165.4%
Loss before income taxes	(4,836)	(405)	(4,431)	1,094.1%
Provision for income taxes	-	-	-	0.0%
Net Loss	(4,836)	(405)	(4,436)	1,094.1%

Revenue

Revenue decreased by $389 thousand, or 34.5%, to $739 thousand. The decrease was primarily driven by following factors:

●	Revenue from delivered events – Virtual and Hybrid decreased by $368 thousand mainly due to an event series with our biggest customer that took place in the three months ended March 31, 2024 but did not repeat in the three months ended March 31, 2025. This event series is held by our biggest customer every other year.
●	Revenue from delivered events – physical events decreased by $21 thousand, mainly due to two customers’ events from the three months ended March 31, 2024 that did not repeat for the three months ended March 31, 2025.

Cost of Revenue

Cost of revenue decreased by $97 thousand, or 34.3%, to $186 thousand, reflecting the lower direct costs associated with the lower corresponding revenue.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by $3,960 thousand, or 328.4%, to $5,166 thousand, due to the recognition of stock compensation expense of $3,513 thousand in connection with the vesting of employee stock options from the IPO, marketing expenses from brand and performance-related spend and increased payroll expenses due to the addition of key members of the management team.

Other Income (Expense), net and Interest Expenses

The total of other expenses and interest expenses increased by $43 thousand, or 138.7%, to $74 thousand, primarily due to the increase in borrowing.

Net Loss

As a result of the foregoing, the net loss was $4,836 thousand during the three months ended March 31, 2025 compared to the net loss of $405 thousand during the three months ended March 31, 2024.

Non-GAAP Financial Measures

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

We define non-GAAP net loss as GAAP net loss excluding the impact of stock-based compensation expense. Non-GAAP net loss per share is calculated by dividing non-GAAP net loss by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net Loss	$(4,836)	$(405)
Stock-based compensation expense	3,512	-
Non-GAAP net loss	$(1,324)	$(405)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	27,058,113	25,000,000
Net loss per share - basic and diluted	$(0.18)	$(0.02)
Non-GAAP net loss per share - basic and diluted	$(0.05)	$(0.02)

Adjusted EBITDA

Adjusted EBITDA is a key measure used by our management to help us analyze our financial results, establish budgets and operating goals for managing our business, evaluate our performance and make strategic decision.

We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization, (ii) other expense (income), and (iii) stock-based compensation expense.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(4,836)	$(405)
Depreciation and amortization	149	13
Other income (expenses), net	5	5
Stock-based compensation expenses	3,512	-
Adjusted EBITDA	$(1,170)	$(387)

Cash Flows/Liquidity

Cash flows as of March 31, 2025 and December 31, 2024

As of March 31, 2025 and December 31, 2024, we had cash of $247 thousand and $48 thousand, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally fund our operations with cash flow from operations, and, when needed, borrowed funds from financial institutions and capital injections from our principal shareholders. Our principal use of liquidity has been to fund our daily operations and working capital. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and cash obligations for the next 12 months, although our ability to continue as a going concern depends upon our ability to attract and retain revenue generating customers, acquire new customer contracts, and secure additional financing.

(in thousands)
	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,836)	$(405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	13
Noncash lease expenses	18	17
Noncash interest expenses	69	26
Stock-based compensation	3,512	-
Changes in operating assets and liabilities:
Accounts receivable	203	(477)
Advance – related party	(5,265)	-
Prepaid expenses and other assets	(33)	(32)
Accounts payable	(321)	156
Accrued expenses	(387)	(117)
Deferred revenue	123	253
Operating lease liabilities	(17)	(15)
Net cash used in operating activities	(6,785)	(581)
Cash flows from investing activities:
Purchase of property and equipment	-	(11)
Purchase of capitalized internal-use software	(273)	(258)
Net cash used in investing activities	(273)	(269)
Cash flows from financing activity
Proceeds from short-term loans - related party	385	917
Repayments of short-term loans - related party	(2,000)	-
Proceed from issuance of shares	8,900	-
Payment for deferred offering costs	(28)	-
Net cash provided by financing activity	7,257	917
Net change in cash and cash equivalents	199	67
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$247	$424

Operating Activities

Net cash used in operating activities increased from $581 thousand during the three months ended March 31, 2024 to $6,785 thousand during the three months ended March 31, 2025. The increase in cash outflow was primarily due to the higher loss in the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities increased from $269 thousand during the three months ended March 31, 2024 to $273 thousand during the three months ended March 31, 2025. The increase in cash outflow was mainly due to an increase in the amount capitalized with respect to the internally developed software.

Financing Activities

Net cash provided by financing activity increased from $917 thousand during the three months ended March 31, 2024 to $7,257 thousand during the three months ended March 31, 2025. The increase was primarily due to the proceeds received from issuance of shares, partially offset by the payment made related to the outstanding loans.

Contractual Obligations and Commitments

As of March 31, 2025, the Company had total of $4,664 thousand contractual obligations for future payments.

	As of March 31, 2025
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Short-term debt	$4,002	$4,002	$-	$-	$-
Operating lease payments	662	78	220	238	126
Total	$4,664	$4,080	$220	$238	$126

Capital Expenditures

Our capital expenditure primarily consists of acquisition of computer hardware equipment and capitalized software.

During the three months ended March 31, 2025 and 2024, we spent $273 thousand and $269 thousand, respectively, on acquisitions of computer hardware / equipment and capitalized software.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our financial statements:

Revenue Recognition

The Company applies ASC 606 for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

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

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting, due to a transition period established by rules of the SEC for newly public companies.

Attestation report of the registered public accounting firm. This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

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

TEN Holdings, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Risks Relating to our Business and Industry

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our financial statements included elsewhere in this quarterly report, we have a history of losses since our inception, including net losses of $4,836 thousand and $405 thousand for the three months ended March 31, 2025 and fiscal year ended December 31, 2024, respectively, and cash used in operating activities of $6,785 thousand and $581 thousand for the three months ended March 31, 2025 and fiscal year ended December 31, 2024, respectively. As of December 31, 2024, we had an accumulated deficit of $1,922 thousand and a working capital deficit of $5,735 thousand.

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

As of the date of this quarterly report, we utilize artificial intelligence, or AI, to empower the multi-language captioning and transcription features of our Xyvid Pro Platform, and we plan to implement additional features driven by artificial intelligence in the future. The initial AI-driven enhancements are expected to be available in the second quarter of 2025. As with many innovations, there are associated risks involved in utilizing AI technology. There can be no assurance that our use of AI will eventually produce the intended results. Even if it could produce the intended results, we cannot guarantee that such AI will not produce errors going forward. AI, particularly generative AI, has been known to produce false or “hallucinatory” inferences or outputs. AI can also present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion concerning AI, could impair the acceptance of AI solutions, including those incorporated in our services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.

In addition, regulation of AI is rapidly evolving worldwide, as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, customer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. For example, In the United States, President Biden issued the Executive Order on Safe, Secure and Trustworthy Artificial Intelligence in October 2023, with the goal of promoting the “safe, secure, and trustworthy development and use of artificial intelligence in the United States.” The Executive Order has established certain new standards for the training, testing and cybersecurity of sophisticated AI models. It has also instructed other federal agencies to promulgate additional regulations within certain timeframes from the date of the Executive Order. Federal artificial intelligence legislation has also been introduced in the U.S. Senate. Since these regulatory frameworks rapidly evolve, we may become subject to new laws and regulations, which may affect the legality, profitability, or sustainability of our business, and we may be unable to predict all the legal, operational, or technological risks that may arise relating to the use of AI. The failure to comply with the relevant regulatory frameworks may also negatively affect our reputation. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational, or technological risks that may arise relating to the use of AI. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm. As of the date of this quarterly report, the Company does not intend to utilize open-source AI.

Interruptions in our services caused by undetected errors, failures, or bugs in our platform or services could harm our reputation and result in significant costs to us.

Our platform and services may have errors or defects that customers identify after they begin using them that could result in unanticipated interruptions of service. Internet-based services frequently contain undetected errors and bugs when first introduced or when new versions or enhancements are released. The use of our services in complicated, large-scale network environments may increase our exposure to undetected errors, failures, or bugs in our services. We use monitoring software to detect errors or bugs in our platform and we subject new codes to stringent testing before their release. As of the date of this quarterly report, we have not experienced significant interruptions in our services as a result of such errors or defects, but we may experience future interruptions of service if we fail to detect and correct these errors and defects. As our business expands, the costs incurred in correcting defects, bugs or errors may be substantial and could harm our results of operations.

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

For the three months ended March 31, 2025, there were two customers that independently accounted for more than 10% of our total revenue; accounting for approximately 54% and 18% of our total revenue, respectively. For the three months ended March 31, 2024, there were two customers that independently accounted for more than 10% of our total revenue; accounting for approximately 66% and 16% of our total revenue, respectively.

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

For the three months ended March 31, 2025, there were three suppliers that independently accounted for more than 10% of our total purchases, accounting for approximately 22%, 11%, and 11% of our total purchases. For the three months ended March 31, 2024, there were three suppliers that independently accounted for more than 10% of our total purchases, accounting for approximately 23%, 17%, and 14% of our total purchases. Such third-party suppliers are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms, or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

We depend on our controlling stockholder, V-Cube, Inc., for financing and other resources.

V-Cube, Inc. owns the majority of our equity interest as of the date of this quarterly report. We do not expect any material changes to our relationship with V-Cube, Inc. in the foreseeable future. We have relied on and expect to continue to rely on V-Cube, Inc. for financing and other resources. V-Cube, Inc. has made verbal pledges to provide financial support and other resources to our Company. However, such pledges have not been formalized by any contractual arrangements and there is no assurance that such financial support will be available as and when needed or in sufficient amounts. If there are any changes to our relationship with V-Cube, Inc., and/or if V-Cube, Inc. suspends or terminates its provision of financing and other resources to us, for a variety of reasons beyond our control, such as any changes to the Japan-United States relations, any business interruptions or financial distress of V-Cube, Inc., or any legal changes that affect international money transfers, it could have material adverse effects on our business and financial results.

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

Our ability to attract and retain customers depends on our ability to provide our customers and their users with a highly reliable platform. We currently use data centers in the United States. Our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. We also do not control the operation of the data centers we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, cyber-attacks and other cybersecurity incidents, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our services. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities. As of the date of this quarterly report, we have experienced service disruptions, outages and other performance problems, due to the introduction of new functionality, human error, and capacity constraints, and we may in the future experience further service disruptions, outages and other performance problems due to a variety of other factors, including infrastructure changes, software errors, zero-day vulnerabilities, and denial-of-service attacks, ransomware attacks and other cybersecurity incidents by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable time-frame.

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

Nonetheless, our technology operations are vulnerable to security breaches and attacks against our system and network. While we employ measures designed to prevent, detect, address, and mitigate these threats (including using third-party cybersecurity technology), and we have not experienced any material cybersecurity incidents as of the date of this quarterly report, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements. Although we have purchased cybersecurity insurance, there is no assurance that such insurance will be sufficient to cover any damages resulting from cybersecurity claims.

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

For the three months ended March 31, 2025 and 2024, we had total revenue of approximately $.739 million and $1.128 million, respectively, and net loss of approximately $4.840 million and $0.405 million, respectively. Our financial results in the past may not be indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow, or our revenue may decline for a number of reasons, including reduced demand for our products and services, increased competition, industry trend, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall operating expenses to continue to increase in the foreseeable future, as we will incur additional expenses in connection with the expansion of our business operations and as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, consumer protection laws, and other similar laws. While as of the date of this quarterly report, we have not been subject to any legal or administrative penalties or received any notifications from regulatory authorities for privacy, data protection, or information security concerns, the developments or changes to the applicable laws and regulations may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we fail to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters, it could harm our reputation and business and subject us to significant fines and liability.

We are subject to a variety of U.S. and international laws and regulations, compliance with which could impair our ability to compete and non-compliance with which may result in claims, fines, penalties, and other consequences, all of which could adversely impact our operations, business, or performance.

As a service provider, we do not regularly monitor our platform to evaluate the legality of content shared on it by our customers. While as of the date of this quarterly report, we have not been subject to legal or administrative actions as a result of the content shared on our platform, the laws in this area are evolving and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our business partners may be subject to legal actions involving our customers’ content or use of our platform.

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

We are a “controlled company” within the meaning of the Nasdaq listing rules, and follow certain exemptions from certain corporate governance requirements that could adversely affect our public stockholders.

As of the date of this quarterly report, our largest stockholder, V-Cube, Inc., directly and indirectly owns more than a majority of the voting power of our outstanding common stock and is able to determine all matters requiring approval by our stockholders. V-Cube, Inc. is a Japanese company listed on the Tokyo Stock Exchange and its chief executive officer, Naoaki Mashita, has served as our Director since February 2024 and is our minority stockholder. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. We rely on the “controlled company” exemptions under the Nasdaq listing rules. Specifically, have not formed the nominating and corporate governance and compensation committees, and a majority of our board of directors does not consist of independent directors, as permitted by the “controlled company” exemptions under the Nasdaq listing rules. We have formed an audit committee that will consist of three independent directors and we are phasing in our compliance with the relevant audit committee composition requirements by having two independent directors as of the time of our listing, and will have three independent directors within one year of our listing. During the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We incurred approximately $1,102 in expenses in connection with our IPO, which included approximately $550 in underwriting discounts, approximately $100 in expenses paid to or for underwriters, approximately $440 in legal and financial service fees, and approximately $12 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the IPO were approximately $8,900, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this quarterly report, we have used approximately $2,500, $2,000, $2,000, $1,800, and $300 from the net proceeds for (i) advisory services for future financing related to acquisitions, business development and growth initiatives, (ii) repayment of short-term loans, (iii) marketing efforts to boost brand awareness, (iv) working capital and general corporate purposes to support day-to-day operations, and (v) research and development for platform enhancement, respectively. We intend to use the remaining proceeds from our IPO largely in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-282621).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

RyuShin Advisors LLC Advisory Agreement

On February 18, 2025, the Company entered into a two-year advisory agreement (the “RyuShin Agreement”) with RyuShin Advisors LLC (“RyuShin”), pursuant to which RyuShin will provide follow-on offering and capital markets advisory services to the Company. As compensation for such services, the Company paid RyuShin $1,536,769 upon execution of the RyuShin Agreement.

The foregoing description of the RyuShin Agreement is not complete and is qualified in its entirety by reference to the full text of the RyuShin Agreement, which is included as Exhibit 10.21 to this quarterly report and is incorporated herein by reference.

PeakValue, LLC Master Services Agreement

On February 18, 2025, the Company entered into a three-year services agreement (the “PeakValue Agreement”) with PeakValue, LLC (“PeakValue”), pursuant to which PeakValue will provide digital marketing and technology services, business development and strategic services, investment and fund participation services, and any other business consultancy services to the Company as may be mutually agreed upon between the Company and PeakValue. As compensation for such services, the Company paid PeakValue $2,049,025.

The foregoing description of the PeakValue Agreement is not complete and is qualified in its entirety by reference to the full text of the PeakValue Agreement, which is included as Exhibit 10.22 to this quarterly report and is incorporated herein by reference.

Cherish Gloss Group Limited Capital Market Services Agreement

On February 18, 2025, the Company entered into a one-year services agreement (the “Cherish Agreement with Cherish Gloss Group Limited (“Cherish”), which agreement is automatically renewable for successive 12-month periods if not terminated 60 days prior to the end of the term, and pursuant to which Cherish will provide follow-on capital markets preparation and advisory services to the Company. As compensation for such services, the Company paid Cherish $1,024,513 upon execution of the Cherish Agreement.

The foregoing description of the Cherish Agreement is not complete and is qualified in its entirety by reference to the full text of the Cherish Agreement, which is included as Exhibit 10.23 to this quarterly report and is incorporated herein by reference.

Jipsy Trade Limited Consultancy Agreement

On February 18, 2025, the Company entered into a two-year consultancy agreement (the “Jipsy Agreement”) with Jipsy Trade Limited (“Jipsy”), pursuant to which Jipsy will provide post-IPO capital markets advisory services to the Company. As compensation for such services, the Company paid Jipsy $789,693 upon execution of the Jipsy Agreement.

The foregoing description of the Jipsy Agreement is not complete and is qualified in its entirety by reference to the full text of the Jipsy Agreement, which is included as Exhibit 10.24 to this quarterly report and is incorporated herein by reference.

Item 4.01. Changes in Registrant’s Certifying Accountant.

On May 14, 2025, the audit committee (the “Audit Committee”) and board of directors of the Company approved the dismissal of Grassi & Co., CPAs, P.C. (“Grassi”) as the Company’s independent registered public accounting firm, effective immediately. Also on May 14, 2025, the Audit Committee and board of directors approved the engagement of ASSENTSURE PAC (“ASSENTSURE”) as the Company’s independent registered public accounting firm, effective immediately.

The reports of Grassi on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024, and December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for the fiscal years ended December 31, 2024 and December 31, 2023 included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2024, and December 31, 2023, and the subsequent interim period through May 14, 2025, there were no (i) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Grassi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused Grassi to make reference thereto in its reports on the financial statements of the Company for such periods, or (ii) reportable events (as described under Item 304(a)(1)(v) of Regulation S-K).

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Grassi with a copy of this quarterly report and requested that Grassi furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether Grassi agrees with the statements herein as they relate to Grassi. A copy of Grassi’s letter dated May 19, 2025, is filed as Exhibit 16.1 to the Company’s current report on Form 8-K (File No. 001-42515) and is incorporated by reference into this Item 4.01.

During the fiscal years ended December 31, 2024, and December 31, 2023, and the subsequent interim period through May 14, 2025, neither the Company nor anyone on the Company’s behalf consulted ASSENTSURE regarding any of the matters referred to in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 9, 2025, Mr. John M. Orobono Jr. notified the Company of his resignation as the Secretary, Chief Financial Officer and a Director of the Company, effective May 9, 2025. The resignation of Mr. Orobono was due to personal reasons, and was not a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

While the Company is looking for a full-time Chief Financial Officer to fill the vacancy created by Mr. Orobono’s resignation, the Company’s director, Naoaki Mashita will serve as the interim Chief Financial Officer of the Company, effective on May 9, 2025.

Mr. Naoaki Mashita, age 47, has also served as the Company’s Director since February 2024. Since 1998, Mr. Mashita has been the chief executive officer of V-Cube, Inc., the Company’s parent company, and was responsible for such company’s overall management. From November 2018 to August 2019, Mr. Mashita was the chief executive officer and president at Sensyn Robotics, Inc., where he oversaw the company’s daily operations. Mr. Mashita currently serves on the board of directors for Sumitomo Mitsui Trust Bank Limited, Ushio Inc., and Micin Inc. Mr. Mashita received his bachelor’s degree in Computer Science from Keio University in 2000 and his master’s degree in Computer Science from Keio University Graduate School in 2002. Given Mr. Mashita’s experience, the Company believes that he is qualified to serve as interim Chief Financial Officer until the Company hires a full-time Chief Financial Officer.

There are no family relationships between Mr. Mashita and any of the Company’s directors or other executive officers. There is no arrangement or understanding between Mr. Mashita and any other person pursuant to which Mr. Mashita was selected as interim Chief Financial Officer. There have been no transactions involving Mr. Mashita that would be required to be disclosed by Item 404(a) of Regulation S-K.

On May 13, 2025, Mr. David Price notified the Company of his resignation as an independent Director and a member of the Audit Committee of the Company, effective May 13, 2025. The resignation of Mr. Price was due to personal reasons, and was not a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

On May 13, 2025, Mr. Justin Sherrock notified the Company of his resignation as an independent Director and the chairperson of the Audit Committee of the Company, effective May 13, 2025. The resignation of Mr. Sherrock was due to personal reasons, and was not a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

As a result of the foregoing resignations, the Company is no longer compliant with the audit committee composition requirements under the Nasdaq Rule 5605. The Company is endeavoring to address the noncompliance with the audit committee composition requirements and is currently looking for suitable candidates to fill the vacancies created by such resignations.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation	S-1	333-282621	3.1	October 11, 2024

3.2	Bylaws	S-1	333-282621	3.2	October 11, 2024

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

10.1	Employment Agreement dated August 1, 2024 by and between Randolph Wilson Jones III and the Registrant	10-K	001-42515	10.1	March 28, 2025

10.2	Employment Agreement dated November 4, 2024 by and between John M. Orobono Jr. and the Registrant	10-K	001-42515	10.2	March 28, 2025

10.3	Form of Indemnification Agreement by and between the Registrant and its officers and directors	10-K	001-42515	10.3	March 28, 2025

10.4	Form of Director Offer Letter by and between the Registrant and its directors	10-K	001-42515	10.4	March 28, 2025

10.5	Agreement for loan condition by and between V-Cube, Inc. and Xyvid, Inc.	10-K	001-42515	10.5	March 28, 2025

10.6	Agreement for loan condition by and between Wizlearn Technologies Pte. Ltd. and Xyvid, Inc.	10-K	001-42515	10.6	March 28, 2025

10.7	Agreement of lease by and between Xyvid, Inc. and GHDLCK LLC	10-K	001-42515	10.7	March 28, 2025

10.8	Consulting Agreement with Spirit Advisors, LLC	10-K	001-42515	10.8	March 28, 2025

10.9	Master Service Agreement by and between the Registrant and its Largest Customer for the Fiscal Year Ended December 31, 2023 (portions of the exhibit will be omitted pursuant to Item 601 of Regulation S-K)	10-K	001-42515	10.9	March 28, 2025

10.10	The Registrant’s 2024 Equity Incentive Plan	10-K	001-42515	10.10	March 28, 2025

10.11	Agreement for Loan Conditions by and between Xyvid, Inc. and Naoaki Mashita	10-K	001-42515	10.11	March 28, 2025

10.12	The Registrant’s Amended and Restated 2024 Equity Incentive Plan	10-K	001-42515	10.12	March 28, 2025

10.13	Amendment to the Agreement for Loan Conditions by and between Xyvid, Inc. and Naoaki Mashita	10-K	001-42515	10.13	March 28, 2025

10.14	Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and V-Cube, Inc.	10-K	001-42515	10.14	March 28, 2025

10.15	Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd.	10-K	001-42515	10.15	March 28, 2025

10.16	Agreement for Loan Conditions by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd. dated January 22, 2025	10-K	001-42515	10.16	March 28, 2025

10.17	Agreement for Loan Conditions by and between TEN Events, Inc. and V-Cube, Inc. dated January 9, 2025	10-K	001-42515	10.17	March 28, 2025

10.18	Agreement for Loan Conditions by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd. dated January 28, 2025	10-K	001-42515	10.18	March 28, 2025

10.19	Second Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and V-Cube, Inc. dated March 28, 2025	10-K	001-42515	10.19	March 28, 2025

10.20	Second Agreement Regarding Extension of Maturity Date for Loans by and between TEN Events, Inc. and Wizlearn Technologies Pte. Ltd. dated March 28, 2025	10-K	001-42515	10.20	March 28, 2025

10.21	Follow-on Offering Advisory Agreement by and between the Registrant and RyuShin Advisors LLC dated February 18, 2025	—	—	—	Filed herewith

10.22	Master Services Agreement by and between the Registrant and PeakValue, LLC dated February 18, 2025	—	—	—	Filed herewith

10.23	Follow-on Capital Markets Services Agreement by and between the Registrant and Cherish Gloss Group Limited dated February 18, 2025	—	—	—	Filed herewith

10.24	Consultancy Agreement by and between the Registrant and Jipsy Trade Limited dated February 18, 2025	—	—	—	Filed herewith

14.1	Code of Business Conduct and Ethics	S-1	333-282621	14.1	October 11, 2024

16.1	Letter of Grassi dated May 19, 2025.	8-K	001-42515	16.1	May 19, 2025

19.1	Insider Trading Policy	S-1	333-282621	19.1	October 11, 2024

21.1	Subsidiaries	S-1	333-282621	21.1	October 11, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 19, 2025

TEN Holdings, Inc.

By:	/s/ Randolph Wilson Jones III
Randolph Wilson Jones III
CEO and Director

