Form 10-Q
period 2025-06-30
TEN Holdings, Inc.
filed 2025-08-14
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 35,178,787 shares of common stock, par value $0.0001 per share, outstanding.

TEN Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

i

TEN Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$739	$48
Accounts receivable, net	233	515
Advance - related party	2,102	-
Prepaid expenses and other current assets	260	1,224
Total Current Assets	3,334	1,787
Non-current Assets:
Advance - non-current - related party	2,893	-
Property and equipment, net	194	219
Operating lease right-of-use assets, net	493	530
Intangible assets, net	4,146	3,888
Total Non-current Assets	7,726	4,637
Total Assets	$11,060	$6,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$425	$634
Accrued expenses	986	1,053
Deferred revenue	97	147
Current portion of operating lease liabilities	76	71
Short-term loans - related party	3,670	5,617
Total Current Liabilities	5,254	7,522
Non-current Liabilities:
Non-current operating lease liabilities	463	502
Total Non-current Liabilities	463	502
Total Liabilities	5,717	8,024
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of June 30, 2025 and December 31, 2024 ; No shares issued or outstanding as of June 30, 2025 and December 31, 2024	6	5
Common stock, $0.0001 par value – 250,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 35,117,037 and 25,689,130 shares issued and outstanding as of June 30, 2025 and December 31, 2024
Additional paid-in capital	14,879	317
Accumulated deficit	(9,542)	(1,922)
Total Stockholders’ Equity (Deficit)	5,343	(1,600)
Total Liabilities & Stockholders’ Equity	$11,060	$6,424

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,116	$1,023	$1,855	$2,151
Cost of revenue	175	141	361	425
Gross profit	941	882	1,494	1,726
Operating expenses:
Selling, General and Administrative Expenses	2,153	1,243	7,319	2,448
Depreciation expenses	148	13	296	27
Total operating expenses	2,301	1,256	7,615	2,475
Loss from operations	(1,360)	(374)	(6,121)	(749)
Other income (expenses), net	(1,344)	2	(1,350)	(3)
Interest expenses, net	(80)	(48)	(149)	(74)
Loss before income taxes	(2,784)	(420)	(7,620)	(826)
Provision for income taxes	-	-	-	-
Net Loss	$(2,784)	$(420)	$(7,620)	$(826)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.02)	$(0.26)	$(0.03)
Weighted-average number of common stocks outstanding used to compute net loss per share, basic and diluted	21,425,980	25,000,000	28,906,617	25,000,000

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

(Unaudited)

	Stock Class				Total
	Common Stocks		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2025	28,693,442	$5	$11,671	$(6,758)	$4,918
Stock-based compensation	-	-	3	-	3
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	6,423,595	1	3,205	-	3,206
Net loss	-	-	-	(2,784)	(2,784)
Balance, June 30, 2025	35,117,037	$6	$14,879	$(9,542)	$5,343
Balance, December 31, 2024	25,689,130	$5	$317	$(1,922)	$(1,600)
Issuance of shares upon initial public offering, net off offering costs	1,667,000	-	7,842	-	7,842
Stock-based compensation	-	-	3,515	-	3,515
Issuance of shares in connection with consulting agreement	1,337,312	-	-	-	-
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	6,423,595	1	3,205	-	3,206
Net loss	-	-	-	(7,620)	(7,620)
Balance, June 30, 2025	35,117,037	$6	$14,879	$(9,542)	$5,343
Balance, March 31, 2024	25,000,000	$5	$-	$642	$647
Net loss	-	-	-	(420)	(420)
Balance, June 30, 2024	25,000,000	$5	$-	$222	$227
Balance, December 31, 2023	25,000,000	$5	$-	$1,048	$1,053
Net loss	-	-	-	(826)	(826)
Balance, June 30, 2024	25,000,000	$5	$-	$222	$227

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,620)	$(826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	27
Noncash lease expenses	37	35
Noncash interest expenses	149	-
Stock-based compensation	3,515	-
Loss on extinguishment of debt	1,345	-
Changes in operating assets and liabilities:
Accounts receivable, net	282	(28)
Advance - related party	(4,996)	-
Prepaid expenses and other assets	(63)	(130)
Income tax receivable	-	86
Accounts payable	(217)	(77)
Accrued expenses	(221)	39
Deferred revenue	(50)	(102)
Operating lease liabilities	(35)	(31)
Net cash used in operating activities	(7,577)	(1,007)
Cash flows from investing activities:
Purchase of property and equipment	-	(30)
Purchase of capitalized internal-use software	(530)	(511)
Net cash used in investing activities	(530)	(541)
Cash flows from financing activity
Proceeds from short-term loans - related party	1,925	1,327
Repayments of short-term loans - related party	(2,000)	-
Proceed from issuance of shares	8,900	-
Payment for deferred offering costs	(27)	-
Net cash provided by financing activity	8,798	1,327
Net change in cash and cash equivalents	691	(221)
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$739	$136

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

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the six months ended June 30, 2025, the Company had a net loss of $7,620, net cash used in operations of $7,577 and an accumulated deficit of $9,542. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

For the six months ended June 30, 2025 and 2024, there was one customer who accounted for more than 10% of the Company’s total revenue in both periods. As of June 30, 2025 and December 31, 2024, there were three and two customers who accounted for more than 10% of the Company’s total accounts receivable in the respective periods.

For the six months ended June 30, 2025 and 2024, there was one supplier and two suppliers, respectively, who accounted for more than 10% of the Company’s total purchase in the respective periods. As of June 30, 2025 and December 31, 2024, there were three and five suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable in the respective periods.

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

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record an allowance for credit loss as of June 30, 2025 and December 31, 2024.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the six months ended June 30, 2025 and 2024.

The amount of accounts receivable included at the beginning of each period presented was $515 and $359, respectively.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s initial public offering of securities. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering. Deferred offering costs are included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Upon the completion of the initial public offering, the deferred offering costs were fully charged to additional paid-in capital, and there was no balance as of June 30, 2025.

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

Intangible Assets

Intangible assets consist of capitalized software. The Company accounts for its software development costs in accordance with the guidance in ASC 350-40, Internal-use software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training, data conversion and maintenance costs are expensed as incurred. Costs of capitalized software are amortized on a straight-line basis over the estimated period of benefit, which is approximately five to seven years, and are recorded in cost of revenue in the Consolidated Statements of Operations.

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

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the six months ended June 30, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $147 and $275, respectively.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the six months ended June 30, 2025 and 2024, these costs were $423 and $71, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the six months ended June 30, 2025 and 2024, the Company recognized $36 and $23, respectively, of expenses for the defined contribution plans.

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

3. Property and Equipment, Net

As of June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Computer and equipment	$419	$419
Furniture and fixture	17	17
Leasehold improvement	20	20
Total property and equipment	456	456
Less: Accumulated depreciation	(262)	(237)
Total property and equipment, net	$194	$219

The Company recognized depreciation expenses on property and equipment of $25 and $27 during the six months ended June 30, 2025 and 2024, respectively.

4. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software. As of June 30, 2025 and December 31, 2024, the balance of the capitalized software was $3,806 and $3,806, respectively, of which $748 and $218 was under the application development stage as of the respective period end. The Company has performed impairment assessment and identified no triggering events or circumstances indicating that the carrying amount of the intangibles may be impaired and determined no impairment was necessary.

As of June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	June 30,	December 31,
	2025	2024
Capitalized software	$3,806	$3,806
Under the application development stage	748	218
Total intangible assets	4,554	4,024
Less: Accumulated amortization	(408)	(136)
Intangible assets, net	$4,146	$3,888

The Company recognized amortization expenses on intangible assets of $272 and $136 during the six months ended June 30, 2025 and 2024, respectively.

5. Leases

The Company has an operating lease for its office space in Pennsylvania. As of June 30, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	June 30,	December 31,
	2025	2024
Right-of-Use Assets
Operating lease assets, net	$493	$530
Lease Liabilities
Operating lease liabilities - Current	$76	$71
Operating lease liabilities - Non-current	$463	$502

The following table summarizes the contractual maturities of operating lease liabilities as of June 30, 2025:

2025 (remaining)	$52
2026	108
2027	112
2028	117
2029	121
Thereafter	126
Total lease payments	636
Less amounts representing interest	(97)
Present value of lease payments	539
Less: current portion	(76)
Non-current lease liabilities	$463

The following table illustrates information for the Company’s operating lease during the six months ended June 30, 2025 and 2024:

	June 30,	December 31,
	2025	2024
Total operating lease cost	$35	$63
Cash paid for amounts included in the measurement of the operating lease liability	$52	$100
Weighted average remaining lease term (years)	5.5	6.0
Weighted average discount rate	6.00%	6.00%

6. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of June 30, 2025 and December 31, 2024.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of June 30, 2025 and December 31, 2024.

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

7. Accrued Expenses

As of June 30, 2025 and December 31, 2024, accrued expenses include the following components:

	June 30,	December 31,
	2025	2024
Accrued operating expenses	$279	$393
Accrued payroll expenses	168	256
Other accrued expenses	539	404
Total accrued expenses	$986	$1,053

8. Short-term Loans – Related Party

Short-term loans as of June 30, 2025 and December 31, 2024 consisted of the followings:

			June 30,	December 31,
	Interest Rate	Maturity	2025	2024
V-cube Inc.	6.00%	June 30, 2025	$1,555	$4,062
Wizlearn Technologies Pte. Ltd.	6.00%	June 30, 2025	1,665	1,555
Naoaki Mashita	6.00%	December 31, 2025	450	-
Total short-term loans			$3,670	$5,617

As of the reporting date, the Company is engaged in discussions with V-cube Inc. and Wizlearn Technologies Pte. Ltd. to extend the maturity date of the term loans to December 31, 2025. The Company expects to complete the amendment in the third quarter of 2025.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and Diluted Net Loss Per Common Share:
Net loss attributable	$(2,784)	$(420)	$(7,620)	$(826)
Weighted average common shares outstanding – basic and diluted	21,425,980	25,000,000	28,906,617	25,000,000
Net loss per common share – basic and diluted	$(0.13)	$(0.02)	$(0.26)	$(0.03)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options	1,122,925	-	1,122,925	-

10. Stockholders’ Equity

Preferred Stock

As of June 30, 2025, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of June 30, 2025.

Common Stock

As of June 30, 2025, the Company has authorized 250,000,000 shares of common stock. Each holder of common stock shall be entitled to one vote for each share held as of the record date and shall be entitled to receive dividends, when, as and if declared by the stockholders’ meeting or the Board of Directors. The total common stock issued and outstanding as of June 30, 2025 was 35,117,037 shares.

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

On April 23, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Sunpeak Holdings Corporation (“SHC”), which became effective on April 30, 2025, to settle outstanding claims owed to SHC. Pursuant to the Settlement Agreement, SHC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $4.9 million (the “Claims”) and will exchange such Claims for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at the closing price of the Company’s common stock, subject to adjustment pursuant to the terms of the Settlement Agreement. The Company shall also issue to SHC, on the issuance date(s), 175,000 freely trading shares pursuant to the agreement. As of June 30, 2025, the total 6,442,145 shares were issued in settlement of claims.

In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the transaction was accounted for as a debt extinguishment because the original debt instruments (i.e., payables) were legally discharged, and the terms of the new consideration (i.e., equity) were substantially different from the debt instruments. The equity instruments issued were measured at their fair value on the respective issuance settlement dates. The difference between the fair value of the common stock and its par value was recognized as additional paid-in capital, and the expenses related to the debt restructuring was recognized as a loss on debt restructuring and included in other income (expenses), net in the Consolidated Statements of Operations.

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

The Company recognized stock-based compensation expenses of $3,515 and nil during the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following is a summary of stock option activity under the Company’s Equity Incentive Plan during the six months ended June 30, 2025:

	Number of shares	Weighted-Average Grant-Date Fair Value	Weighted-average remaining contractual term (in years)
Unvested balance as of December 31, 2024	2,640,250	$3.13
Granted	5,000	0.96
Vested	(1,122,925)	3.13
Unvested balance as of June 30, 2025	1,522,325	$3.12	9.28

As of June 30, 2025, the Company’s unrecognized stock based compensation expense for unvested options was $4,750.

12. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024. The Company had no revenue derived from geographical regions outside of the U.S. during the six months ended June 30, 2025 and 2024. All revenue during the six months ended June 30, 2025 and 2024 was recognized when the performance obligation was satisfied at point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delivered events - Virtual and Hybrid	$855	$891	$1,587	$1,972
Delivered events - Physical	261	132	268	179
Total	$1,116	$1,023	$1,855	$2,151

The following table summarizes the activity in deferred revenue during the six months ended June 30, 2025 and the year ended December 31, 2024:

	Six Months ended June 30,	Year Ended December 31,
	2025	2024
Balance, beginning of year	$147	$275
Revenue earned	(544)	(1,245)
Deferral of revenue	494	1,117
Balance, end of year	$97	$147

13. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the three months ended June 30, 2025 and 2024 and for the six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delivered events - Virtual and Hybrid	$135	$106	$307	$372
Delivered events - Physical	40	35	54	53
Total	$175	$141	$361	$425

14. Consulting and Advisory Agreement

On July 18, 2025, the Company entered into a market awareness agreement, dated as of June 27, 2025 (the “MCA Agreement”), with MicroCap Advisory, LLC (the “MC Advisor”), pursuant to which the MC Advisor will provide investor communications and market awareness services to the Company for a six-month term. The MC Advisor will develop and implement a multi-step investor outreach strategy, including positioning, media planning, and campaign execution. As compensation, the MC Advisor will receive a $15,000 setup fee and $100,000 per month, beginning one week after execution of the MCA Agreement. Additionally, the Company will issue 500,000 fully earned warrants to the MC Advisor, exercisable at $0.40 per share for two years, with anti-dilution adjustments in the event of a reverse stock split and cashless exercise rights if unregistered. Either party may terminate the MCA Agreement after 60 days upon 30 days’ written notice. As of the date of this quarterly report, the Company has not issued any warrants to the MC Advisor. The Company expects to issue the foregoing warrants to the MC Advisor by the end of 2025.

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

15. Related Party

The related parties that had material balances as of June 30, 2025 and December 31, 2024 and transactions for the six months ended June 30, 2025 and 2024 consist of the following:

Name of Related Party	Nature of Relationship as of June 30, 2025
V-Cube, Inc.	The principal shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the principal stockholder of the Company

Name of Related Party	Nature of Relationship at December 31, 2024
Dyventive, Inc	A company controlled by Dave Kovalcik, the director of V-cube Inc., the principal shareholder of the Company
GHDLCK, LLC	A company controlled by an immediate family member of Dave Kovalcik, the director of V-cube Inc., the principal shareholder of the Company
PharMethod, Inc	A company controlled by Dave Kovalcik, the director of V-cube Inc., the principal shareholder of the Company
V-Cube, Inc.	The principal shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company

The Company had the following related party balances as of June 30, 2025 and December 31, 2024:

		June 30,	December 31,
	Nature of transactions	2025	2024
Receivable due from related parties:
Dyventive, Inc	Accounts receivable related to sales from delivered events	$-	$-
PharMethod, Inc	Accounts receivable related to sales from delivered events	-	-
Advance to related party:
V-Cube, Inc.	Advance payment made for IT outsourcing and market advisory services	1,792	-
V-Cube, Inc.	Advance payment made for marketing and business development	642	-
V-Cube, Inc.	Advance payment made for consultancy services	1,537	-
V-Cube, Inc.	Advance payment made for advisory services	1,024	-
Payable due to related party:
GHDLCK, LLC	Accounts payable related to rental expenses	-	83
PharMethod, Inc	Accounts payable related to operating expenses	-	73
Short-term loans due to related parties:
V-cube Inc.	Loan payable for working capital	1,555	4,062
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,665	1,555
Naoaki Mashita	Loan payable for working capital	450	-

Advance - related party, including $2,102 classified as current and $2,893 classified as long-term, represent payments the Company made on behalf of its principal stockholder, V-Cube, Inc., for services that will be provided to V-Cube, Inc. These amounts will be reimbursed to the Company by V-Cube, Inc. Advance – related party balances are unsecured and bearing no interest.

The Company had the following related party transactions for the six months ended June 30, 2025 and 2024:

		Six Months Ended June 30,
	Nature of transactions	2025	2024
Revenue from related parties:
Dyventive, Inc	Sales from delivered events	$-	$20
PharMethod, Inc	Sales from delivered events	-	28
Selling, General and Administrative Expenses with related party:
GHDLCK, LLC	Rental expense for the Company’s office	-	54

16. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through August 13, 2025, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements, except those disclosed below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-282621), as amended, which was initially filed with the SEC on October 11, 2024 and declared effective by the SEC on February 7, 2025, and in our registration statement on Form S-1 (File No. 333-288741), as amended, which was initially filed with the SEC on July 17, 2025 and declared effective by the SEC on August 12, 2025.

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

As of the date of this quarterly report, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced an increase in our total revenue in the second quarter of fiscal year 2025, mainly due to an increase in revenue from our physical events, which were provided to a new customer. For the six months ended June 30, 2025 and 2024, we had total revenue of approximately $1,855,000 and $2,151,000, respectively, and net loss of approximately $7,620,000 and $826,000, respectively. For the six months ended June 30, 2025 and 2024, the revenue generated from virtual and hybrid events was approximately $1,587,000 and $1,972,000, respectively, accounting for approximately 85.6% and 91.7% of our total revenue, respectively; and the revenue generated from physical events was approximately $268,000 and $179,000, respectively, accounting for approximately 14.4% and 8.3% of our total revenue, respectively.

Our mission is to deliver top-tier planning, production, and broadcasting services for virtual, hybrid and physical events. Our goal is to become a global leader in innovative virtual events that enhance engagement and connectivity, making impactful and memorable experiences accessible to all.

Settlement Agreement and Stipulation with Sunpeak Holdings Corporation (“SHC”)

On April 23, 2025, we entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with SHC, which became effective on April 30, 2025, to settle certain outstanding obligations owed by us. Pursuant to the Settlement Agreement, SHC agreed to purchase certain outstanding payables owed by us to our designated creditors totaling approximately $4.91 million (the “Claims”) and agreed to exchange the Claims for a settlement amount payable in shares of our common stock (the “Settlement Shares”). The Settlement Shares were priced at the closing price of our common stock on April 23, 2025, subject to adjustment pursuant to the terms of the Settlement Agreement.

Among other things, in the event that our common stock’s market price decreases to or below $0.25 per share or if at any time the thirty-day average volume of the trading of our common stock drops to at or below 100,000 shares per day, then we will be deemed to be in default under the Settlement Agreement. SHC has agreed that it will not become the beneficial owner of more than 4.99% of common stock of us at any point in time. The Settlement Agreement and the issuance of the Settlement Shares were approved by the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, Civil Division (the “Court”), on April 30, 2025 (Case No. 2025 CA 000858). The Court entered an order confirming the fairness of the terms and conditions of the Settlement Agreement and the issuance of the Settlement Shares.

In accordance with the terms of the Settlement Agreement, the Company issued the following amounts of freely tradable shares of common stock to SHC: (i) 175,000 shares on May 9, 2025 (the “Settlement Fee Shares”), (ii) 1,372,000 shares on May 14, 2025, (iii) 1,458,000 shares on May 15, 2025, (iv) 690,000 shares on June 4, 2025, (v) 707,000 shares on June 11, 2025, and (vi) 1,158,000 shares on June 25, 2025 (such shares in clauses (ii) through (vi) being, collectively, the “Issued Settlement Shares, ” and together with the Settlement Fee Shares, the “SHC Shares”).

The issuance of the SHC Shares were made in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, which exempts from registration any securities issued in exchange for one or more outstanding securities, claims, or property interests where the terms and conditions of such issuance and exchange are approved by a court of competent jurisdiction after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2025 and is incorporated by reference herein.

Common Stock Purchase Agreement (“Purchase Agreement”) and Registration Right Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

On June 23, 2025, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase from us, from time to time and subject to certain limitations and conditions, up to an aggregate of $20,000,000 of shares of our common stock over the term of the Purchase Agreement. On the same date, we issued 882,145 shares of our common stock to Lincoln Park. In connection with the Purchase Agreement, we also entered into a registration rights agreement, dated June 23, 2025 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which we agreed to file a registration statement on Form S-1 with the SEC to register under the Securities Act of 1933 the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement.

The foregoing description of the Purchase Agreement and Registration Rights Agreement (collectively, the LPC Transaction Documents”) does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement and Registration Rights Agreement, which was filed as Exhibit 10.2 and Exhibit 10.3 to our Current Report on Form 8-K dated June 24, 2025, and is incorporated by reference herein.

Share Issuance to Bancroft Capital, LLC (“Bancroft”)

In connection with our initial public offering in February 2025, we entered into an underwriting agreement with Bancroft, under which Bancroft was granted a right of first refusal to act as the sole placement agent for any private equity offerings we undertake. As compensation for the services Bancroft provided in connection with our entry into the LPC Transaction Documents, Bancroft invoiced us for a fee of 61,750 shares of our common stock. Accordingly, on July 31, 2025, we issued 61,750 shares of our common stock to Bancroft as payment for its services with respect to such transaction.

Share Issuance to MicroCap Advisory, LLC

On July 18, 2025, the Company entered into a market awareness agreement, dated as of June 27, 2025 (the “MCA Agreement”), with MicroCap Advisory, LLC (the “MC Advisor”), pursuant to which the MC Advisor will provide investor communications and market awareness services to the Company for a six-month term. The MC Advisor will develop and implement a multi-step investor outreach strategy, including positioning, media planning, and campaign execution. As compensation, the MC Advisor will receive a $15,000 setup fee and $100,000 per month, beginning one week after execution of the MCA Agreement. Additionally, the Company will issue 500,000 fully earned warrants to the MC Advisor, exercisable at $0.40 per share for two years, with anti-dilution adjustments in the event of a reverse stock split and cashless exercise rights if unregistered. Either party may terminate the MCA Agreement after 60 days upon 30 days’ written notice. As of the date of this quarterly report, the Company has not issued any warrants to the MC Advisor. The Company expects to issue the foregoing warrants to the MC Advisor by the end of 2025.

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

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2025 and 2024

The following table sets forth our statements of operations for the three months ended June 30, 2025 and 2024:

(in thousands, except change % data)
	Three Months Ended June 30,		Change (2025 vs. 2024)
	2025($)	2024($)	$	YoY %
Revenues
Delivered events - Virtual and Hybrid	855	891	(16)	(1.8)%
Delivered events - Physical	261	132	109	82.6%
Total Revenues	1,116	1,023	93	9.1%
Cost of revenues	175	141	34	24.1%
Gross Profit	941	882	59	6.7%
Operating expenses:
Selling, General and Administrative Expenses	2,153	1,243	910	73.2%
Depreciation expenses	148	13	135	1,038.5%
Total operating expenses	2,301	1,256	1,045	83.2%
Loss from operations	(1,360)	(374)	(986)	263.6%
Other income (expenses), net	(1,344)	2	(1,346)	67,300.0%
Interest expenses	(80)	(48)	(32)	66.7%
Loss before income taxes	(2,784)	(420)	(2,364)	562.9%
Provision for income taxes	-	-	-	0.0%
Net Loss	(2,784)	(420)	(2,364)	562.9%

Revenue

Revenue for the three months ended June 30, 2025 was $1,116,000 compared to $1,023,000 for the three months ended June 30, 2024. Revenue increased by $93,000, or 9.1%, compared to the three months ended June 30, 2024. The increase was primarily driven by the following factors:

●	Revenue from delivered events – virtual and hybrid events for the three months ended June 30, 2025 decreased by $36,000, or 4.0%, compared to the three months ended June 30, 2024, mainly due to opportunities shifting to the third quarter of 2025, as clients shifted event dates outside of the quarter.

●	Revenue from delivered events – physical events for the three months ended June 30, 2025 increased by $129,000, or 97.7%, compared to the three months ended June 30, 2024, mainly due to approximately $100,000 in revenue from additional events delivered to a new customer.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2025 was $175,000 compared to $141,000 for the three months ended June 30, 2024. Cost of revenue increased by $34,000, or 24.1%, compared to the three months ended Jun 30, 2024. The increase was primarily due to an increase in physical events for such period causing the cost of revenue to increase by a proportionate amount.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses for the three months ended June 30, 2025 was $2,153,000 compared to $1,243,000 for the three months ended June 30, 2024. SG&A expenses increased by $910,000, or 73.2%, compared to the three months ended Jun 30, 2024. The increase was primarily due to the Company now being a publicly traded organization, for additional legal, auditor, and SEC fees.

Other Income (Expense), net and Interest Expenses

Other expense for the three months ended June 30, 2025 was $1,344,000 and was primarily comprised of expenses in connection with entry into the Settlement Agreement during the three months ended June 30, 2025 .

Interest Expenses

Interest expenses for the three months ended June 30, 2025 was $80,000 compared to $48,000 for the three months ended June 30, 2024. Interest expenses increased by $32,000, or by 66.7%, primarily due to the increase in borrowing.

Net Loss

As a result of the foregoing, the net loss was $2,784,000 during the three months ended June 30, 2025 compared to the net loss of $420,000 during the three months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net Loss	$(2,784)	$(420)
Stock-based compensation expense	3	-
Non-GAAP net loss	$(2,781)	$(420)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	21,425,980	25,000,000
Net loss per share - basic and diluted	$(0.13)	$(0.02)
Non-GAAP net loss per share - basic and diluted	$(0.13)	$(0.02)

Adjusted EBITDA

Adjusted EBITDA is a key measure used by our management to help us analyze our financial results, establish budgets and operating goals for managing our business, evaluate our performance and make strategic decision.

We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization, (ii) other expense (income), and (iii) stock-based compensation expense.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net loss	$(2,784)	$(420)
Depreciation and amortization	148	13
Other income (expenses), net	(1,344)	2
Stock-based compensation expenses	3	-
Adjusted EBITDA	$(1,289)	$(409)

Comparison of Results of Operations for the six months ended June 30, 2025 and 2024

The following table sets forth our statements of operations for the six months ended June 30, 2025 and 2024:

(in thousands, except change % data)
	Six Months Ended June 30,		Change (2025 vs. 2024)
	2025($)	2024($)	$	YoY %
Revenues
Delivered events - Virtual and Hybrid	1,587	1,972	(385)	(19.5)%
Delivered events - Physical	268	179	89	49.7%
Total Revenues	1,855	2,151	(296)	(13.8)%
Cost of revenues	361	425	(64)	(15.1)%
Gross Profit	1,494	1,726	(232)	(13.4)%
Operating expenses:
Selling, General and Administrative Expenses	7,319	2,448	4,871	(199.0)%
Depreciation expenses	296	27	269	996.3%
Total operating expenses	7,615	2,475	5,140	207.7%
Loss from operations	(6,121)	(749)	(5,372)	717.2%
Other income (expenses), net	(1,350)	(3)	(1,347)	44,900.0%
Interest expenses	(149)	(74)	(75)	101.4%
Loss before income taxes	(7,620)	(826)	(6,794)	822.5%
Provision for income taxes	-	-	-	0.0%
Net Loss	(7,620)	(826)	(6,794)	822.5%

Revenue

Revenue for the six months ended June 30, 2025 was $1,855,000 compared to $2,151,000 for the six months ended June 30, 2024. Revenue decreased by $296,000, or 13.8%, compared to the six months ended June 30, 2024. The decrease was primarily driven by the following factors:

●	Revenue from delivered events – virtual and hybrid events for the six months ended June 30, 2025 decreased by $385,000, or 19.5%, compared to the six months ended June 30, 2024, mainly due to one of our major customers that usually hosts a bi-annual event which took place in 2024 and did not occur again as of the date of this quarterly report.

●	Revenue from delivered events – physical events for the six months ended June 30, 2025 increased by $89,000, or 49.7%, compared to the six months ended June 30, 2024, mainly due to approximately $100,000 in revenue from additional events delivered to a new customer.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2025 was $361,000 compared to $425,000 for the six months ended June 30, 2024. Cost of revenue decreased by $64,000, or 15.1%, compared to the six months ended Jun 30, 2024. The decrease was primarily due to a reduction in the amount of equipment rentals needed for physical events and utilizing contractors, rather than fulltime staff.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses for the six months ended June 30, 2025 was $7,319,000 compared to $2,448,000 for the six months ended June 30, 2024. SG&A expenses increased by $4,871,000, or 199.0%, compared to the six months ended Jun 30, 2024. The increase was primarily due to accounting for $3.5m of stock compensation expenses along with additional expenses of being a public company.

Other Income (Expense), net and Interest Expenses

Other expense for the six months ended June 30, 2025 was $1,350,000 and was primarily comprised of expenses in connection with entry into the Settlement Agreement during the six months ended June 30, 2024.

Interest Expenses

Interest expenses for the six months ended June 30, 2025 was $149,000 compared to $74,000 for the six months ended June 30, 2024. Interest expenses increased by $75,000, or by 101.4%, primarily due to the increase in borrowing.

Net Loss

As a result of the foregoing, the net loss was $7,620,000 during the six months ended June 30, 2025 compared to the net loss of $826,000 during the six months ended June 30, 2024.

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

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net Loss	$(7,620)	$(826)
Stock-based compensation expense	3,515	-
Non-GAAP net loss	$(4,105)	$(826)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	28,906,617	25,000,000
Net loss per share - basic and diluted	$(0.26)	$(0.03)
Non-GAAP net loss per share - basic and diluted	$(0.14)	$(0.03)

Adjusted EBITDA

Adjusted EBITDA is a key measure used by our management to help us analyze our financial results, establish budgets and operating goals for managing our business, evaluate our performance and make strategic decision.

We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization, (ii) other expense (income), and (iii) stock-based compensation expense.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net loss	$(7,620)	$(826)
Depreciation and amortization	296	27
Other income (expenses), net	(1,350)	(3)
Stock-based compensation expenses	3,515	-
Adjusted EBITDA	$(2,459)	$(796)

Cash Flows/Liquidity

Cash flows as of June 30, 2025 and December 31, 2024

As of June 30, 2025 and December 31, 2024, we had cash of $739,000 and $48,000, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally fund our operations with cash flow from operations, and, when needed, borrowed funds from financial institutions and capital injections from our principal shareholders. Our principal use of liquidity has been to fund our daily operations and working capital. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and cash obligations for the next 12 months, although our ability to continue as a going concern depends upon our ability to attract and retain revenue generating customers, acquire new customer contracts, and secure additional financing.

(in thousands)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,620)	$(826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	27
Noncash lease expenses	37	35
Noncash interest expenses	149	-
Stock-based compensation	3,515	-
Loss on extinguishment of debt	1,345	-
Changes in operating assets and liabilities:
Accounts receivable	282	(28)
Advance - related party	(4,996)	-
Prepaid expenses and other assets	(63)	(130)
Income tax receivable	-	86
Accounts payable	(217)	(77)
Accrued expenses	(221)	39
Deferred revenue	(50)	(102)
Operating lease liabilities	(35)	(31)
Net cash used in operating activities	(7,577)	(1,007)
Cash flows from investing activities:
Purchase of property and equipment	-	(30)
Purchase of capitalized internal-use software	(530)	(511)
Net cash used in investing activities	(530)	(541)
Cash flows from financing activity
Proceeds from short-term loans - related party	1,925	1,327
Repayments of short-term loans - related party	(2,000)	-
Proceed from issuance of shares	8,900	-
Payment for deferred offering costs	(27)	-
Net cash provided by financing activity	8,798	1,327
Net change in cash and cash equivalents	691	(221)
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$739	$136

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

For the six months ended June 30, 2025, net cash used in operating activities was $7,577,000, primarily resulting from our net loss during the period and increase in advances to a related party, partially offset by non-cash adjustments related to stock-based compensation and loss on extinguishment of debt.

For the six months ended June 30, 2024, net cash used in operating activities was $1,007,000, primarily resulting from our net loss.

Investing Activities

Net cash used in investing activities decreased from $541,000 for the six months ended June 30, 2024 to $530,000 for the six months ended June 30, 2025. The decrease in cash outflow was mainly due to a decrease in the purchase of property and equipment.

Financing Activities

Net cash provided by financing activity increased from $1,327,000 for the six months ended June 30, 2024 to $8,798,000 for the six months ended June 30, 2025. The increase was primarily due to the proceeds received from issuance of shares and short-term loans, partially offset by the payments made related to the outstanding loans.

Contractual Obligations and Commitments

As of June 30, 2025, the Company had total of $4,306,000 contractual obligations for future payments.

	As of June 30, 2025
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Short-term debt	$3,670	$3,670	$-	$-	$-
Operating lease payments	636	52	220	238	126
Total	$4,306	$3,722	$220	$238	$126

Capital Expenditures

Our capital expenditure primarily consists of acquisition of computer hardware equipment and capitalized software.

During the six months ended June 30, 2025 and 2024, we spent $529,000 and $511,000, respectively, on acquisitions of computer hardware/equipment and capitalized software.

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes included elsewhere in this annual report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included elsewhere in this quarterly report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Intangible Assets

Intangible assets consist of capitalized software. The Company accounts for its software development costs in accordance with the guidance in ASC 350-40, Internal-use software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training, data conversion and maintenance costs are expensed as incurred. Costs of capitalized software are amortized on a straight-line basis over the estimated period of benefit, which is approximately five to seven years, and are recorded in cost of revenue in the Consolidated Statements of Operations.

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

As reflected in our financial statements included elsewhere in this quarterly report, we have a history of losses since our inception, including net losses of $7,620,000 and $2,968,000 for the six months ended June 30, 2025 and fiscal year ended December 31, 2024, respectively, and cash used in operating activities of $7,577,000 and $2,485,000 for the six months ended June 30, 2025 and fiscal year ended December 31, 2024, respectively. As of December 31, 2024, we had an accumulated deficit of $1,922,000 and a working capital deficit of $5,735,000.

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

As of the date of this quarterly report, we utilize artificial intelligence, or AI, to empower the multi-language captioning and transcription features of our TEN Pro Platform, and we plan to implement additional features driven by artificial intelligence in the future. The initial AI-driven enhancements are expected to be available in the second half of 2025. As with many innovations, there are associated risks involved in utilizing AI technology. There can be no assurance that our use of AI will eventually produce the intended results. Even if it could produce the intended results, we cannot guarantee that such AI will not produce errors going forward. AI, particularly generative AI, has been known to produce false or “hallucinatory” inferences or outputs. AI can also present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion concerning AI, could impair the acceptance of AI solutions, including those incorporated in our services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.

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

For the six months ended June 30, 2025, there was one customer that independently accounted for more than 10% of our total revenue. For the six months ended June 30, 2024, there was one customer that independently accounted for more than 10% of our total revenue.

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

For the six months ended June 30, 2025, there was one supplier that independently accounted for more than 10% of our total purchases, accounting for approximately 14%, of our total purchases. For the six months ended June 30, 2024, there was one supplier that independently accounted for more than 10% of our total purchases, accounting for approximately 20%, of our total purchases. Such third-party suppliers are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms, or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

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

Our ability to attract and retain customers depends on our ability to provide our customers and their users with a highly reliable platform. We currently use data centers in the United States. Our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. We also do not control the operation of the data centers we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, cyber-attacks and other cybersecurity incidents, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our services. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities. We have previously experienced service disruptions, outages and other performance problems, due to the introduction of new functionality, human error, and capacity constraints, and we may in the future experience further service disruptions, outages and other performance problems due to a variety of other factors, including infrastructure changes, software errors, zero-day vulnerabilities, and denial-of-service attacks, ransomware attacks and other cybersecurity incidents by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable time-frame. We have not experienced any such service disruptions, outages, or other performance issues during the period covered by this quarterly report.

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

For the six months ended June 30, 2025 and 2024, we had total revenue of approximately $1,855,000 and $2,151,000, respectively, and net loss of approximately $7,620,000 and $826,000, respectively. Our financial results in the past may not be indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow, or our revenue may decline for a number of reasons, including reduced demand for our products and services, increased competition, industry trend, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall operating expenses to continue to increase in the foreseeable future, as we will incur additional expenses in connection with the expansion of our business operations and as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

As of the date of this quarterly report, our largest stockholder, V-Cube, Inc., directly and indirectly owns more than a majority of the voting power of our outstanding common stock and is able to determine all matters requiring approval by our stockholders. V-Cube, Inc. is a Japanese company listed on the Tokyo Stock Exchange and its chief executive officer, Naoaki Mashita, has served as our Director since February 2024 and is our minority stockholder. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. We rely on the “controlled company” exemptions under the Nasdaq listing rules. Specifically, we have not formed the nominating and corporate governance and compensation committees, and a majority of our board of directors does not consist of independent directors, as permitted by the “controlled company” exemptions under the Nasdaq listing rules. While we have an audit committee, it presently consists of only one non-independent director, due to the recent resignations of two independent directors. We have undertaken a search for independent directors to fill the vacancies on our audit committee and plan to have an audit committee comprised solely of independent directors within one year of the completion of our initial public offering, in accordance with Nasdaq Listing Rules.

During the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. If, however, we lose our status as a controlled company in the future, we intend to establish nominating and corporate governance and compensation committees to comply with the Nasdaq Listing Rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-282621), for our initial public offering (the “IPO”), which registration statement was declared effective by the SEC on February 7, 2025. On February 18, 2025, we completed our IPO, in which we registered, issued and sold an aggregate of 1,667,000 shares of common stock, at a public offering price of $6.00 per share for $10,002,000. Bancroft Capital, LLC was the representative of the underwriters of our IPO.

We incurred approximately $1,102,000 in expenses in connection with our IPO, which included approximately $550,000 in underwriting discounts, approximately $100,000 in expenses paid to or for underwriters, approximately $440,000 in legal and financial service fees, and approximately $12,000 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the IPO were approximately $8,900,000, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this quarterly report, we have used approximately $2,500,000, $2,000,000, $2,000,000, $1,800,000, and $300,000 from the net proceeds for (i) advisory services for future financing related to acquisitions, business development and growth initiatives, (ii) repayment of short-term loans, (iii) marketing efforts to boost brand awareness, (iv) working capital and general corporate purposes to support day-to-day operations, and (v) research and development for platform enhancement, respectively. We intend to use the remaining proceeds from our IPO largely in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-282621).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation	S-1	333-282621	3.1	October 11, 2024

3.2	Bylaws	S-1	333-282621	3.2	October 11, 2024

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

10.1	Settlement Agreement dated April 23, 2025 by and between TEN Holdings, Inc. and Sunpeak Holdings Corporation	8-K	001-42515	99.1	May 2, 2025

10.2	Purchase Agreement, dated as of June 23, 2025, between TEN Holdings, Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-42515	10.1	June 24, 2025

10.3	Registration Rights Agreement, dated as of June 23, 2025, between TEN Holdings, Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-42515	10.2	June 24, 2025

10.4	Employment Agreement by and between the Company and Virgilio D. Torres	8-K	001-42515	10.1	July 1, 2025

10.5	Indemnification Agreement by and between the Company and Virgilio D. Torres	8-K	001-42515	10.2	July 1, 2025

10.6	Market Awareness Agreement, dated as of June 27, 2025, between TEN Holdings, Inc. and MicroCap Advisory, LLC	8-K	001-42515	10.1	August 8, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith

101.INS	Inline XBRL Instance Document	-	-	-	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2025

TEN Holdings, Inc.

By:	/s/ Randolph Wilson Jones III
Randolph Wilson Jones III
CEO and Director

