Form 10-Q
period 2025-09-30
TEN Holdings, Inc.
filed 2025-11-10
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 44,592,464 shares of common stock, par value $0.0001 per share, outstanding.

TEN Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

i

TEN Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$310	$48
Accounts receivable, net	538	515
Advance - related party	2,102	—
Prepaid expenses and other current assets	207	1,224
Total Current Assets	3,157	1,787
Non-current Assets:
Advance - non-current - related party	2,624	—
Property and equipment, net	183	219
Operating lease right-of-use assets, net	475	530
Intangible assets, net	4,307	3,888
Total Non-current Assets	7,589	4,637
Total Assets	$10,746	$6,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$505	$634
Accrued expenses	1,109	1,053
Deferred revenue	256	147
Current portion of operating lease liabilities	78	71
Short-term loans - related party	4,572	5,617
Total Current Liabilities	6,520	7,522
Non-current Liabilities:
Non-current operating lease liabilities	442	502
Total Non-current Liabilities	442	502
Total Liabilities	6,962	8,024
Shareholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of September 30, 2025 and December 31, 2024 ; No shares issued or outstanding as of September 30, 2025 and December 31, 2024
Common stock, $0.0001 par value – 250,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 36,637,646 and 25,689,130 shares issued and outstanding as of September 30, 2025 and December 31, 2024	7	5
Additional paid-in capital	15,306	317
Accumulated deficit	(11,529)	(1,922)
Total Shareholders’ Equity (Deficit)	3,784	(1,600)
Total Liabilities & Shareholders’ Equity	$10,746	$6,424

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2025	2024	2025	2024
Revenue	$543	$535	$2,398	$2,686
Cost of revenue	138	109	499	534
Gross profit	405	426	1,899	2,152
Operating expenses:
Selling, General and Administrative Expenses	2,185	1,311	9,504	3,759
Depreciation expenses	147	14	443	41
Total operating expenses	2,332	1,325	9,947	3,800
Loss from operations	(1,927)	(899)	(8,048)	(1,648)
Other income (expenses), net	(1)	(23)	(1,351)	(26)
Interest expenses, net	(59)	(62)	(208)	(136)
Loss before income taxes	(1,987)	(984)	(9,607)	(1,810)
Income tax credit	—	(9)	—	(9)
Net Loss	$(1,987)	$(975)	$(9,607)	$(1,801)
Net loss per share attributable to common shareholders, basic and diluted	$(0.10)	$(0.04)	$(0.31)	$(0.07)
Weighted-average number of common stocks outstanding used to compute net loss per share, basic and diluted	20,567,937	25,000,000	31,095,401	25,000,000

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

(Unaudited)

	Stock Class		Additional		Total Stockholders’
	Common Stocks		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	deficit	(Deficit)
Balance, June 30, 2025	35,117,037	$6	$14,879	$(9,542)	$5,343
Shares issued for cash	1,458,859	1	425	-	426
Issuance of underwriter shares	61,750	-	-	-	-
Stock-based compensation	-	-	2	-	2
Net loss	-	-	-	(1,987)	(1,987)
Balance, September 30, 2025	36,637,646	$7	$15,306	$(11,529)	$3,784

	Stock Class		Additional		Total Stockholders’
	Common Stocks		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	deficit	(Deficit)
Balance, December 31, 2024	25,689,130	$5	$317	$(1,922)	$(1,600)
Issuance of shares upon initial public offering, net off offering costs	1,667,000	*	7,842	-	7,842
Stock-based compensation	-	-	3,517	-	3,517
Issuance of shares in connection with consulting agreement	1,337,312	-	-	-	-
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	5,541,450	1	3,205	-	3,206
Share issued for cash	2,341,004	1	425	-	426
Issuance of underwriter shares	61,750	-	-	-	-
Net loss	-	-	-	(9,607)	(9,607)
Balance, September 30, 2025	36,637,646	$7	$15,306	$(11,529)	$3,784

*	Less than $1

	Stock Class		Additional		Total Stockholders’
	Common Stocks		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	deficit	(Deficit)
Balance, June 30, 2024	25,000,000	$5	$—	$222	$227
Net loss	-	-	-	(975)	(975)
Balance, September 30, 2024	25,000,000	$5	$—	$(753)	$(748)

	Stock Class		Additional		Total Stockholders’
	Common Stocks		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	deficit	(Deficit)
Balance, December 31, 2023	25,000,000	$5	$—	$1,046	$1,051
Net loss	-	-	-	(1,799)	(1,801)
Balance, September 30, 2024	25,000,000	$5	$—	$(753)	$(748)

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,607)	$(1,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444	40
Noncash lease expenses	56	53
Noncash interest expenses	207	—
Stock-based compensation	3,517	—
Loss on extinguishment of debt	1,345	—
Changes in operating assets and liabilities:
Accounts receivable	(23)	(33)
Advance - related party	(4,726)	—
Prepaid expenses and other assets	(11)	52
Income tax receivable	—	91
Accounts payable	(136)	(50)
Accrued expenses	(157)	35
Deferred revenue	109	(105)
Operating lease liabilities	(53)	(47)
Net cash used in operating activities	(9,035)	(1,763)
Cash flows from investing activities:
Purchase of property and equipment	-	(36)
Purchase of capitalized internal-use software	(828)	(781)
Net cash used in investing activities	(828)	(817)
Cash flows from financing activities
Proceeds from short-term loans - related party	2,827	3,274
Repayments of short-term loans - related party	(2,000)	-
Proceed from issuance of shares	9,326	-
Payment for deferred offering costs	(28)	(794)
Net cash provided by financing activities	10,125	2,480
Net change in cash and cash equivalents	262	(100)
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$310	$257

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

At incorporation, the Company issued 100 shares of common stock with no stated par value. On July 2, 2024, as part of its reorganization, the Company entered into a share exchange agreement with V-Cube, Inc., the Company’s principal shareholder. The Company acquired 1,000 shares of Ten Events from V-Cube, Inc. in exchange for100 shares of common stock of the Company’s. After the share exchange, Ten Events became a wholly owned subsidiary of the Company.

On July 24, 2024, the Company changed its domicile of incorporation from the Commonwealth of Pennsylvania to the State of Nevada. Thereupon, each share of common stock, no par value per share, of the Company that was issued and outstanding was automatically converted into a share of common stock, par value $0.0001 of the Company. After domestication, the total common stock issued and outstanding is 50,000,000 shares.

On October 9, 2024, the Company’s sole director and majority shareholder approved a reverse stock split of the Company’s issued common stock at a ratio of 2:1, which became effective on October 9, 2024. As a result of the reverse stock split, 25,000,000 shares of common stock were issued and outstanding as of October 9, 2024.

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

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the nine months ended September 30, 2025, the Company had a net loss of $9,607, net cash used in operations of $9,035 and an accumulated deficit of $11,529. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, shareholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025 or any other future interim periods.

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

For the nine months ended September 30, 2025 and 2024, there was one customer who accounted for more than 10% of the Company’s total revenue in both periods. As of September 30, 2025 and December 31, 2024, there were two customers who accounted for more than 10% of the Company’s total accounts receivable in both periods.

For the nine months ended September 30, 2025 and 2024, there was one supplier and there were two suppliers, respectively, who accounted for more than 10% of the Company’s total purchase in the respective periods. As of September 30, 2025 and December 31, 2024, there were three and four suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable in the respective periods.

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

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record an allowance for credit loss as of September 30, 2025 and December 31, 2024.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the nine months ended September 30, 2025 and 2024.

The amount of accounts receivable included at December 31, 2024 and 2023 as the beginning of each period presented was $515 and $359, respectively.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s initial public offering of securities. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and were charged against the gross proceeds of the offering. Deferred offering costs are included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Upon the completion of the initial public offering, the deferred offering costs were fully charged to additional paid-in capital, and there was no balance as of September 30, 2025.

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

Level 3: Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable, and short-term loans approximate fair values due to the short-term nature of these instruments.

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the nine months ended September 30, 2025 and the year ended December 31, 2024 that was included in deferred revenue at the beginning of each period was $147 and $275, respectively.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. For the nine months ended September 30, 2025 and 2024, these costs were $651 and $106, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the nine months ended September 30, 2025 and 2024, the Company recognized $54 and $35, respectively, of expenses for the defined contribution plans.

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

In July 30, 2025, the FASB issued ASU No. 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The requirements are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and entities should apply the amendments prospectively. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

3. Property and Equipment, Net

As of September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Computer and equipment	$419	$419
Furniture and fixture	17	17
Leasehold improvement	20	20
Total property and equipment	456	456
Less: Accumulated depreciation	(273)	(237)
Total property and equipment, net	$183	$219

The Company recognized depreciation expenses on property and equipment of $36 and $40 during the nine months ended September 30, 2025 and 2024, respectively.

4. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software. As of September 30, 2025 and December 31, 2024, the balance of the capitalized software was $3,806 in both periods. $1,045 and $218 was under the application development stage as of the respective period end. The Company has performed impairment assessment and identified no triggering events or circumstances indicating that the carrying amount of the intangibles may be impaired and determined no impairment was necessary.

As of September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	September 30,	December 31,
	2025	2024
Capitalized software	$3,806	$3,806
Under the application development stage	1,045	218
Total intangible assets	4,851	4,024
Less: Accumulated amortization	(544)	(136)
Intangible assets, net	$4,307	$3,888

The Company recognized amortization expenses on intangible assets of $408 and Nil during the nine months ended September 30, 2025 and 2024, respectively.

5. Leases

The Company has an operating lease for its office space in Pennsylvania. As of September 30, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	September 30,	December 31,
	2025	2024
Right-of-Use Assets
Operating lease assets	$475	$530
Lease Liabilities
Operating lease liabilities - Current	$78	$71
Operating lease liabilities - Non-current	$442	$502

The following table summarizes the contractual maturities of operating lease liabilities as of September 30, 2025:

2025 (remaining)	$26
2026	108
2027	112
2028	117
2029	121
Thereafter	126
Total lease payments	610
Less amounts representing interest	(90)
Present value of lease payments	520
Less: current portion	(78)
Non-current lease liabilities	$442

The following table illustrates information for the Company’s operating lease during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	September 30,	December 31,
	2025	2024
Total operating lease cost	$53	$63
Cash paid for amounts included in the measurement of the operating lease liability	$78	$100
Weighted average remaining lease term (years)	5.3	6.0
Weighted average discount rate	6.00%	6.00%

6. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of September 30, 2025 and December 31, 2024.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of September 30, 2025 and December 31, 2024.

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

7. Accrued Expenses

As of September 30, 2025 and December 31, 2024, accrued expenses include the following components:

	September 30,	December 31,
	2025	2024
Accrued operating expenses	$510	$393
Accrued payroll expenses	113	256
Other accrued expenses	486	404
Total accrued expenses	$1,109	$1,053

8. Short-term Loans – Related Party

Short-term loans as of September 30, 2025 and December 31, 2024 consisted of the followings:

			September 30,	December 31,
	Interest Rate	Maturity	2025	2024
V-cube Inc.	6.00%	December 31, 2025	$465	$4,062
Wizlearn Technologies Pte. Ltd.	6.00%	December 31, 2025	1,665	1,555
Pave Education Pte. Ltd.	6.00%	December 31, 2025	2,322	—
Naoaki Mashita	6.00%	December 31, 2025	120	—
Total short-term loans			$4,572	$5,617

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share:
Net loss attributable	$(1,987)	$(975)	$(9,607)	$(1,801)
Weighted average common shares outstanding – basic and diluted	20,567,937	25,000,000	31,095,401	25,000,000
Net loss per common share – basic and diluted	$(0.10)	$(0.04)	$(0.31)	$(0.07)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock options	1,122,925	-	1,122,925	-

10. Shareholders’ Equity

Preferred Stock

As of September 30, 2025, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of September 30, 2025.

Common Stock

As of September 30, 2025, the Company has authorized 250,000,000 shares of common stock. Each holder of common stock is entitled to one vote for each share held as of the record date and is entitled to receive dividends, when, as and if declared by the shareholders’ meeting or the Board of Directors. The total common stock issued and outstanding as of September 30, 2025 was 36,637,646 shares.

On October 9, 2024, the Company’s sole director and majority shareholder approved a reverse stock split of the Company’s issued common stock at a ratio of 2:1, which became effective on October 9, 2024. As a result of the reverse stock split, 25,000,000 shares of common stock were issued and outstanding. The Company believes it is appropriate to reflect the above transactions on a retroactive basis in accordance with ASC 260. All references made to share or per share amounts herein have been retroactively adjusted to reflect the 2:1 reverse split.

On December 23, 2024, the convertible promissory note dated September 5, 2024, held by Naoaki Mashita, the Chief Executive Officer of V-Cube, Inc., the principal shareholder of the Company, having the outstanding principal balance of $317 was partially converted into 689,130 fully paid and non-assessable unregistered shares of common stock of the Company at a conversation price of $0.46 per share, relative to the principal amount outstanding, in accordance with the terms thereof.

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

On April 23, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Sunpeak Holdings Corporation (“SHC”), which became effective on April 30, 2025, to settle outstanding claims owed to SHC. Pursuant to the Settlement Agreement, SHC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $4.9 million (the “Claims”) and will exchange such Claims for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at the closing price of the Company’s common stock, subject to adjustment pursuant to the terms of the Settlement Agreement. The Company shall also issue to SHC, on the issuance date(s), 175,000 freely trading shares pursuant to the agreement. The total as of September 30, 2025 was 5,560,000 shares were issued in settlement of claims. See “Note 11. Subsequent Events” for more information.

On June 23, 2025, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park Capital”). Under the Purchase Agreement, the Company may, from time to time over a 24-month period, sell to Lincoln Park Capital up to an aggregate of $20 million of newly issued shares of its common stock. During the three months ended September 30, 2025, the Company sold and issued a total of 1,458,859 shares of common stock for an aggregate purchase price of $426 to Lincoln Park Capital. In connection with the Purchase Agreement, the Company issued 882,145 shares of common stock to Lincoln Park Capital as consideration for the commitment fee on June 23, 2025.

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

The Company recognized stock-based compensation expenses of $3,517 and nil during the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following is a summary of stock option activity under the Company’s Equity Incentive Plan during the nine months ended September 30, 2025:

	Number of shares	Weighted-Average Grant-Date Fair Value	Weighted-average remaining contractual term (in years)
Unvested balance as of December 31, 2024	2,640,250	$3.13
Granted	5,000	0.96
Vested	(1,122,925)	3.13
Unvested balance as of September 30, 2025	1,522,325	$3.12	9.03

As of September 30, 2025, the Company’s unrecognized stock-based compensation expense for unvested options was $4,746.

12. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024. The Company had no revenue derived from geographical regions outside of the U.S. during the nine months ended September 30, 2025 and 2024. All revenue during the nine months ended September 30, 2025 and 2024 was recognized when the performance obligation was satisfied at point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Delivered events - Virtual and Hybrid	$491	$490	$2,059	$2,462
Delivered events - Physical	52	45	339	224
Total	$543	$535	$2,398	$2,686

The following table summarizes the activity in deferred revenue during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Balance, beginning of year	$147	$275
Revenue earned	(840)	(1,245)
Deferral of revenue	949	1,117
Balance, end of year	$256	$147

13. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the three months ended September 30, 2025 and 2024 and for the nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Delivered events - Virtual and Hybrid	$114	$91	$421	$463
Delivered events - Physical	24	18	78	71
Total	$138	$109	$499	$534

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

On February 5, 2024, the V-Cube, Inc., the majority shareholder of the Company, entered into a consulting and services agreement with Spirit Advisors, which agreement was assigned to and assumed by the Company on September 5, 2024. Pursuant to the agreement, the Company agreed to compensate Spirit Advisors with warrants, which became exercisable upon completion of the Company’s IPO for the period of 10 years to purchase 4.9% of the fully diluted share capital of the Company as of February 12, 2024 for an exercise price per share of $0.02, subject to adjustments as set forth in the warrants, as partial compensation for professional services provided by Spirit Advisors in connection with the IPO.

The warrants became exercisable upon the completion of the IPO. On February 19, 2025, Spirit Advisors elected to exercise its warrants in full. The net shares issued under this exercise were 1,337,312 shares of common stock.

15. Related Party

The related parties that had material balances as of September 30, 2025 and December 31, 2024 and transactions for the nine months ended September 30, 2025 and 2024 consist of the following:

Name of Related Party	Nature of Relationship at September 30, 2025
V-Cube, Inc.	The majority shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the majority shareholder of the Company

Name of Related Party	Nature of Relationship at December 31, 2024
Dyventive, Inc	A company controlled by Dave Kovalcik, the director of V-cube Inc., the majority shareholder of the Company
GHDLCK, LLC	A company controlled by an immediate family member of Dave Kovalcik, the director of V-cube Inc., the majority shareholder of the Company
PharMethod, Inc	A company controlled by Dave Kovalcik, the director of V-cube Inc., the majority shareholder of the Company
V-Cube, Inc.	The majority shareholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company

The Company had the following related party balances as of September 30, 2025 and December 31, 2024:

		September 30,	December 31,
	Nature of transactions	2025	2024
Advance to related party:
V-Cube, Inc.	Advance payment made for IT outsourcing and market advisory services	1,621	—
V-Cube, Inc.	Advance payment made for marketing and business development	543	—
V-Cube, Inc.	Advance payment made for consultancy services	1,537	—
V-Cube, Inc.	Advance payment made for advisory services	1,025	—
Payable due to related party:
GHDLCK, LLC	Accounts payable related to rental expenses	—	83
PharMethod, Inc	Accounts payable related to operating expenses	—	73
Short-term loans due to related parties:
V-cube Inc.	Loan payable for working capital	465	4,062
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,665	1,555
Pave Education Pte. Ltd.	Loan payable for working capital	2,322	—
Naoaki Mashita	Loan payable for working capital	120	—

Advance — related party balances are unsecured and bearing no interest, including $2,102 classified as current and $2,624 classified as long-term, represent payments the Company made on behalf of its majority shareholder, V-Cube, Inc., for services that will be provided to V-Cube, Inc. These amounts will be reimbursed to the Company by V-Cube, Inc.

The Company had the following related party transactions during the nine months ended September 30, 2025 and 2024:

		Nine Months Ended September 30,
	Nature of transactions	2025	2024
Revenue from related parties:
Dyventive, Inc	Sales from delivered events	$—	$26
PharMethod, Inc	Sales from delivered events	—	38
Selling, General and Administrative Expenses with related party:
GHDLCK, LLC	Rental expense for the Company’s office	—	75

16. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through November 10, 2025, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements, except those disclosed below.

Subsequent to September 30, 2025, the Company issued 4,454,818 shares of common stock to Lincoln Park for a price of weighted average price of $0.32 per share, or an aggregate of $945,542, pursuant to the terms of the Purchase Agreement. The Company also issued 2,000,000 shares of common stock to Spirit Advisors LLC in exchange for advisory services related to the Company’s financing initiatives.

On October 28, 2025, SHC initiated a share exchange of 1,500,000 for a partial repayment of debt obligations. Following this, on October 31, 2025, the Company and SHC entered into a Release Agreement (the “Release”) pursuant to which SHC agreed to release the Company from any and all further payments or obligations under the Settlement Agreement in exchange for a payment of $250,000 from the Company, which payment was made on October 30, 2025. Pursuant to the terms of the Release, the Company is liable for any remaining Claims which were not satisfied by SHC pursuant to the terms of the Settlement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “should,” “would,” “could,” “likely,” “estimate,” “intend,” “continue,” “future,” “potential,” “believe,” “expect,” “plan,” “project,” “target,” “forecast,” “outlook,” or “anticipate,” and other similar words or phrases. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities Exchange Commission (the “SEC”) on March 28, 2025 (the “Annual Report”) .

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report on Form 10-Q. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

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

As of the date of this Quarterly Report on Form 10-Q, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced an increase in our total revenue in the third quarter of fiscal year 2025, mainly due to a higher demand in physical events during the period vs the same period last year. For the nine months ended September 30, 2025 and 2024, we had total revenue of approximately $543,000 and $535,000, respectively, and net loss of approximately $1,987,000 and $975,000, respectively. For the nine months ended September 30, 2025 and 2024, the revenue generated from virtual and hybrid events was approximately $2,059,000 and $2,462,000, respectively, accounting for approximately 86% and 92% of our total revenue, respectively; and the revenue generated from physical events was approximately $339,000 and $224,000, respectively, accounting for approximately 14% and 8% of our total revenue, respectively.

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

We expect general and administrative expenses to fluctuate as a result of operating as a public company.

Operating profit and operating profit margin

Operating profit is the difference between our revenue and cost of revenue and selling, general and administrative expenses. Operating profit margin is the profit margin as a percentage of revenue.

Other income (expenses)

From time to time, we have non-recurring, non-operating gains and losses which are reflected through other income (expense) such as gains/losses of assets, non-cash valuation adjustments related to the 3(a)(10), impairment and or write-offs of investments.

Interest expenses

Interest expenses consist of interest expenses arising from borrowings.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

The following table sets forth our statements of operations for the three months ended September 30, 2025 and 2024:

(in thousands, except change % data)

	Three Months Ended September 30,		Change (2025 vs. 2024)
	2025($)	2024($)	$	YoY %
Revenues
Delivered events - Virtual and Hybrid	491	490	1	0.2%
Delivered events - Physical	52	45	7	15.6%
Total Revenues	543	535	8	1.5%
Cost of revenues	138	109	29	26.6%
Gross Profit	405	426	(21)	(4.9)%
Operating expenses:
Selling, General and Administrative Expenses	2,185	1,311	874	66.7%
Depreciation expenses	147	14	133	950.0%
Total operating expenses	2,332	1,325	1,007	76.0%
Loss from operations	(1,927)	(899)	(1,028)	114.3%
Other expenses, net	(1)	(23)	22	(95.7)%
Interest expenses	(59)	(62)	3	(4.8)%
Loss before income taxes	(1,987)	(984)	(1,003)	101.9%
Income tax credit	-	(9)	9	(100.0)%
Net Loss	(1,987)	(975)	(1,012)	103.8%

Revenue

Revenue increased by $8,000, or 1.5%, to $543,000. The increase was primarily driven by following factors:

●	Revenue from delivered events – Virtual and Hybrid decreased by $18,000 mainly due to events shifting out of the current quarter due to shifting in event timelines from our customers.
●	Revenue from delivered events – physical events increased by $26,000, mainly due to a large number of physical events taking place in the quarter from our clients allowing us to recognize all of the revenue within the period.

Cost of Revenue

Cost of revenue increased by $29,000, or 26.6%, to $138,000, reflecting the increase amount of physical events that took place within the period since it has a larger labor component then virtual events.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by $874,000, or 66.7%, to $2,185,000, due to additional company related expense due to being a public entity which was not the case during the same period last year. Expenses such as quarterly reviews and yearly audits, NASDAQ fees, D&O insurance, and SEC legal expenses.

Depreciation Expense

Deprecation expense increased by $133,000 to $147,000 due to the continued development of Xivid Pro.

Other Income (Expense), net

Other expense decreased by $22,000, or 95.7%, to $1,000, primarily due to no one time items taking place in the quarter.

Interest Expenses

Interest expenses decreased by $3,000, or 4.8%, to $59,000, primarily due to the lower outstanding short-term loans during the three months ended September 30, 2025.

Net Loss

As a result of the foregoing, the net loss was $1,987,000 during the three months ended September 30, 2025 compared to the net loss of $975,000 during the three months ended September 30, 2024.

Non-GAAP Financial Measures

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

We define non-GAAP net loss as GAAP net loss excluding the impact of stock-based compensation expense. Non-GAAP net loss per share is calculated by dividing non-GAAP net loss by the diluted weighted average shares of common stock outstanding. Our management believes non-GAAP net loss and non-GAAP net loss per share are key performance measures and uses such measures to evaluate our operating performance. Accordingly, we believe that the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods. Our calculation of non-GAAP net loss and non-GAAP net loss per share may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Non-GAAP net loss and non-GAAP net loss per share should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Three Months Ended September 30,
	2025	2024
	(in thousands, except share data)
Net Loss	$(1,987)	$(975)
Stock-based compensation expense	2	-
Non-GAAP net loss	$(1,985)	$(975)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	20,567,937	25,000,000
Net loss per share - basic and diluted	$(0.10)	$(0.04)
Non-GAAP net loss per share - basic and diluted	$(0.10)	$(0.04)

Adjusted EBITDA

Adjusted EBITDA is a key measure used by our management to help us analyze our financial results, establish budgets and operating goals for managing our business, evaluate our performance and make strategic decisions. Accordingly, we believe that the presentation of Adjusted EBITDA is useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods. Our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We define Adjusted EBITDA as our net loss excluding: (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) other expense (income), and (v) stock-based compensation expense.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Net loss	$(1,987)	$(975)
Interest expenses	59	62
Provision for income taxes	-	(9)
Depreciation and amortization	147	14
Other expenses	1	23
Stock-based compensation expenses	2	-
Adjusted EBITDA	$(1,778)	$(885)

Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024

The following table sets forth our statements of operations for the nine months ended September 30, 2025 and 2024:

(in thousands, except change % data)

	Nine Months Ended September 30,		Change (2025 vs. 2024)
	2025($)	2024($)	$	YoY %
Revenues
Delivered events - Virtual and Hybrid	2,059	2,462	(403)	(16.4)%
Delivered events - Physical	339	224	115	51.3%
Total Revenues	2,398	2,686	(288)	(10.7)%
Cost of revenues	499	534	(35)	(6.6)%
Gross Profit	1,899	2,152	(253)	(11.8)%
Operating expenses:
Selling, General and Administrative Expenses	9,504	3,759	5,745	152.8%
Depreciation expenses	443	41	402	980.5%
Total operating expenses	9,947	3,800	6,147	161.8%
Loss from operations	(8,048)	(1,648)	(6,400)	388.3%
Other income (expenses), net	(1,351)	(26)	(1,325)	5,096.2%
Interest expenses	(208)	(136)	(72)	52.9%
Loss before income taxes	(9,607)	(1,810)	(7,797)	430.8%
Income tax credit	-	(9)	9	(100.0)%
Net Loss	(9,607)	(1,801)	(7,806)	433.4%

Revenue

Revenue decreased by $288,000, or 10.7%, to $2,398,000. The decrease was primarily driven by following factors:

●	Revenue from delivered events – Virtual and Hybrid decreased by $403,000 mainly due to an event series with our biggest customer that took place in the three-month ended March 31, 2024, but did not repeat in the three month ended March 31, 2025. This event is held by our biggest customer every other year.
●	Revenue from delivered events – physical events increased by $115,000, mainly due to a significant amount of more deals closed and delivered within the period vs the same time period last year.

Cost of Revenue

Cost of revenue decreased by $35,000, or 6.6%, to $499,000, reflecting the lower direct costs associated with the lower revenue during the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses increased by $5,745,000, or 152.8%, to $9,504,000, primarily due to $3,500,000 of stock compensation expenses along with additional expenses of being a public company.

Deprecation expense increased by $402,000 to $443,000 due to the continued development of Xivid Pro.

Other Income (Expense), net

Other expense increased by $1,325,000, or 5,096.2%, to $1,351,000, primarily due to expenses in connection with entry into the Settlement Agreement during the nine months ended September 30, 2024.

Interest Expenses

Interest expenses increased by $72,000, or 52.9%, to $208,000, primarily due to the increase in short-term loans during the nine months ended September 30, 2025.

Net Loss

As a result of the foregoing, the net loss was $9,607,000 during the nine months ended September 30, 2025 compared to the net loss of $1,801,000 during the nine months ended September 30, 2024.

Non-GAAP Financial Measures

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

We define non-GAAP net loss as GAAP net loss excluding the impact of stock-based compensation expense. Non-GAAP net loss per share is calculated by dividing non-GAAP net loss by the diluted weighted average shares of common stock outstanding. Our management believes non-GAAP net loss and non-GAAP net loss per share are key performance measures and uses such measures to evaluate our operating performance. Accordingly, we believe that the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods. Our calculation of non-GAAP net loss and non-GAAP net loss per share may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Non-GAAP net loss and non-GAAP net loss per share should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

	Nine Months Ended September 30,
	2025	2024
	(in thousands, except share data)
Net Loss	$(9,607)	$(1,801)
Stock-based compensation expense	3,517	-
Non-GAAP net loss	$(6,090)	$(1,801)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	31,095,401	25,000,000
Net loss per share - basic and diluted	$(0.31)	$(0.07)
Non-GAAP net loss per share - basic and diluted	$(0.20)	$(0.07)

Adjusted EBITDA

Adjusted EBITDA is a key measure used by our management to help us analyze our financial results, establish budgets and operating goals for managing our business, evaluate our performance and make strategic decisions. Accordingly, we believe that the presentation of Adjusted EBITDA is useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods. Our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We define Adjusted EBITDA as our net loss excluding: (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) other expense (income), and (v) stock-based compensation expense.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net loss	$(9,607)	$(1,801)
Interest expenses	208	136
Provision for income taxes	-	(9)
Depreciation and amortization	443	41
Other expenses	1,351	26
Stock-based compensation expenses	3,517	-
Adjusted EBITDA	$(4,088)	$(1,607)

Liquidity and Capital Resources

Sources of Liquidity

Our primary liquidity needs for the next 12 months and beyond will include cash to (i) provide capital to facilitate the growth of our business, (ii) pay our short-term debt obligations, as discussed in the notes to the consolidated financial statements, and (iii) pay our operating expenses.

As of September 30, 2025 and December 31, 2024, we had cash of $310,000 and $48,000, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally fund our operations with cash flow from operations, and, when needed, borrowed funds from financial institutions and capital injections from our majority shareholders. In June 2025, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the us the right, but not the obligation to sell to Lincoln Park up to $20.0 million worth of shares of our common stock. As of September 30, 2025, we have sold 1,520,609 shares of common stock to Lincoln Park for proceeds of $426,000, as part of the equity line financing arrangement. As of September 30, 2025, $19.6 million was available to draw pursuant to the purchase agreement with Lincoln Park.

Our principal use of liquidity has been to fund our daily operations and working capital and we expect that to continue for the next 12 months and beyond. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and cash obligations for the next 12 months and beyond, although our ability to continue as a going concern depends upon our ability to attract and retain revenue generating customers, acquire new customer contracts, and secure additional financing.

Contractual Obligations and Commitments

As of September 30, 2025, the Company had total of $5,182,0000 contractual obligations for future payments.

	As of September 30, 2025
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Short-term debt	$4,572	$4,572	$-	$-	$-
Operating lease payments	610	26	220	238	126
Total	$5,182	$4,598	$220	$238	$126

As of September 30, 2025, we had outstanding short-term debt obligations of $4,572,000 which matures within the next twelve months. We also have $610,000 in operating lease obligations due over the next six years.

Capital Expenditures

Our capital expenditures primarily consist of acquisition of computer hardware equipment and capitalized software.

During the nine months ended September 30, 2025 and 2024, we spent $828,000 and $781,000, respectively, on acquisitions of computer hardware/equipment and capitalized software.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash flows for the nine months ended September 30, 2025 and 2024

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,607)	$(1,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444	40
Noncash lease expenses	56	53
Noncash interest expenses	207	—
Stock-based compensation	3,517	—
Loss on extinguishment of debt	1,345	—
Changes in operating assets and liabilities:
Accounts receivable	(23)	(33)
Advance - related party	(4,726)	—
Prepaid expenses and other assets	(11)	52
Income tax receivable	—	91
Accounts payable	(136)	(50)
Accrued expenses	(157)	35
Deferred revenue	109	(105)
Operating lease liabilities	(53)	(47)
Net cash used in operating activities	(9,035)	(1,763)
Cash flows from investing activities:
Purchase of property and equipment	-	(36)
Purchase of capitalized internal-use software	(828)	(781)
Net cash used in investing activities	(828)	(817)
Cash flows from financing activities:
Proceeds from short-term loans - related party	2,827	3,274
Repayments of short-term loans - related party	(2,000)	-
Proceed from issuance of shares	9,326	-
Payment for deferred offering costs	(28)	(794)
Net cash provided by financing activities	10,125	2,480
Net change in cash and cash equivalents	262	(100)
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$310	$257

Operating Activities

Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

For the nine months ended September 30, 2025, net cash used in operating activities was $9,035,000, compared to $1,763,000 during the nine months ended September 30, 2024. The increase was primarily due to a higher net loss during the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities increased from $817,000 during the nine months ended September 30, 2024 to $828,000 during the nine months ended September 30, 2025. The increase was mainly due to higher spending on capitalized software development costs.

Financing Activities

Net cash provided by financing activities increased from $2,480,000 during the nine months ended September 30, 2024 to $10,125,000 during the nine months ended September 30, 2025. The increase was primarily due to proceeds from the issuance of shares, partially offset by the repayment of short-term loans.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, management’s best knowledge of current events, actions that the Company may undertake in the future, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could differ from these estimates under different assumptions or conditions. Refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of the Annual Report for a complete discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since the Annual Report.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures from December 31, 2024 through September 30, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2025, except that we have identified the additional risk factors set forth below.

We currently have a substantial number of shares of common stock subject to potential issuance associated with our Equity Line of Credit (“ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). The issuance or sale of shares under our ELOC would substantially increase the number of shares outstanding and result in dilution to our security holders. This might substantially decrease the market price of our common stock.

We have a substantial number of shares of our common stock that may be issued in the future. On June 23, 2025, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase from us, from time to time and subject to certain limitations and conditions, up to an aggregate of $20,000,000 of our common stock over the 24-month term of the Purchase Agreement. On that date, we issued Lincoln Park 882,145 shares of our common stock. During the three months ended September 30, 2025, we issued an additional 1,520,609 shares of our common stock to Lincoln Park under our ELOC. To the extent that shares of common stock are issued or sold under our ELOC, dilution to our security holders may occur. The issuance of these additional securities may have an adverse effect on the market price of our securities.

Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our common stock being delisted from The Nasdaq Capital Market.

On June 30, 2025, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for 30 consecutive business days prior to the delivery of the Notice, we are not in compliance with the bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until December 29, 2025, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split of our common stock, to regain compliance with the Bid Price Requirement. As previously disclosed in the preliminary information statement filed on Schedule 14C filed on October 30, 2025, our stockholders have authorized our Board to implement a reverse stock split in the range of 1-for-10 to 1-for-20. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period or maintain compliance with the other Nasdaq listing requirements. A delisting could substantially decrease trading in our common stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On February 7, 2025, the SEC declared effective the Registration Statement on Form S-1, as amended (File Number 333-282621), for our initial public offering (the “IPO”), (the “IPO Registration Statement”). There has been no change to the information provided under “Use of Proceeds” in Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025

Sales of Unregistered Securities

During the three months ended September 30, 2025, we issued (i) 1,458,859 shares of common stock to Lincoln Park for a price of weighted average price of $0.29 per share, or an aggregate of $424,736, pursuant to the terms of our ELOC and (ii) 83,350 shares of common stock to Bancroft Capital, LLC (“Bancroft”) upon exercise of warrants granted to Bancroft in connection with the IPO for an exercise price of $7.20 per share, or an aggregate of $600,120. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act based upon certain factual representations received from Lincoln Park and Bancroft.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to its initial public offering. On October 28, 2025, the Company learned that SEC is conducting a related investigation. The Company intends to fully cooperate with the investigations and comply with its obligations under the subpoena. It is not possible at this time to predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation	Filed herewith

3.2	Bylaws	Filed herewith

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

10.1	Employment Agreement by and between the Company and Virgilio D. Torres	8-K	001-42515	10.1	July 1, 2025

10.2	Market Awareness Agreement, dated as of June 27, 2025, between TEN Holdings, Inc. and MicroCap Advisory, LLC	8-K	001-42515	10.1	August 8, 2025

10.3+	Reseller Program Agreement, dated as of October 21, 2025, between TEN Holdings, Inc. and Xcyte Digital Corporation	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
+	The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2025

TEN Holdings, Inc.

By:	/s/ Randolph Wilson Jones III
Randolph Wilson Jones III
Chief Executive Officer

By:	/s/ Virgilio D. Torres
Virgilio D. Torres
Chief Financial Officer

