Form 10-K
period 2025-12-31
TEN Holdings, Inc.
filed 2026-03-18
CIK 2030954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,787,341, based on the closing sales price of the registrant’s Common Stock as reported on such date. The registrant has no non-voting common equity.

The number of the registrant’s shares of common stock, $0.0001 par value per share, outstanding on March 10, 2026, was 3,977,443.

DOCUMENTS INCORPORATED BY REFERENCE

No annual report to security holders, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated by reference into this Annual Report on Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Action of 1934, as amended (the “Exchange Act”), and Rule 3b-6 thereunder. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “may,” “might,” “will,” “should,” “would,” “could,” “likely,” “estimate,” “intend,” “continue,” “future,” “potential,” “believe,” “expect,” “plan,” “project,” “target,” “forecast,” “outlook,” “anticipate,” “estimate,” or “intend” or similar expressions or the negative thereof. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to:

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed under “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. We caution readers not to place undue reliance on forward-looking statements. The Company disclaims any obligation to revise or update any forward-looking statements contained in this Annual Report to reflect future events or developments.

PART I

Item 1. Business.

Overview

TEN Holdings, Inc. (the “Company,” “TEN Holdings,” “we,” “us,” or “our”), headquartered in Langhorne, Pennsylvania, was incorporated on February 12, 2024 in Pennsylvania to act as the holding company of TEN Events, Inc. (“TEN Events”), which was incorporated in Pennsylvania in May of 2011 and is an operating entity. TEN Events is a provider of event planning, production, and broadcasting services. TEN Events produces virtual, hybrid, self-service, and physical events. Virtual, hybrid, and self-service events could involve virtual and hybrid event planning, production and broadcasting services, and continuing education services, all of which are supported by our proprietary Xyvid Pro platform and TEN Pro platform. Physical events were added to our revenue streams, due to our corporate restructuring completed in fiscal year 2023, and mainly involve live streaming and video recording of physical events.

As of the date of this Annual Report, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced decreases in our total revenue and net income in the year ended December 31, 2025, mainly due to an event series with our biggest customer that took place in the three-month ended March 31, 2024, but did not repeat in the three months ended March 31, 2025. For the years ended December 31, 2025 and 2024, we had total revenue of approximately $3.1 million and $3.5 million, respectively, and net loss of approximately $19.5 million and $3.0 million, respectively. For the years ended December 31, 2025 and 2024, the revenue generated from virtual and hybrid events was approximately $2.7 million and $3.2 million, respectively, accounting for approximately 88.2% and 91.9% of our total revenue, respectively; and the revenue generated from physical events was approximately $0.4 million and $0.3 million, respectively, accounting for approximately 11.8% and 8.1% of our total revenue, respectively.

Our mission is to deliver top-tier planning, production, and broadcasting services for virtual, hybrid and physical events. Our goal is to become a global leader in innovative virtual events that enhance engagement and connectivity, making impactful and memorable experiences accessible to all.

Our Industry

We mainly compete in the webcasting industry. We believe the barriers to entry into the domestic and global webcasting industry are high, including, among other things, technological, talent, financial and regulatory and localization barriers. The technological barrier must be overcome, because new entrants need to make substantial upfront financial investment to develop a web-streaming platform that satisfies customers’ expectations and is comparable to our platform. Such a web-streaming platform is expected to enable engagement of event attendees, provide positive attendee experience, and feature technological interoperability, scalability, and reliability. We estimate that it would require a capital investment ranging from approximately $5.0 million to $7.0 million and we estimate that it would take a minimum of five years to complete the development of a platform that is comparable to ours. To address the talent barrier, new entrants need to engage talents with expertise for live event planning, webcasting production, software development, and other relevant positions. In addition to the financial hurdles intrinsic to the technological barrier, the financial barrier requires significant financial resources to conduct continuous research and development to build, maintain, and upgrade the technology and infrastructure required for the provision of webcasting services. Lastly, the regulatory and localization barriers may be prohibitive for new entrants, as they may need to satisfy various regulatory requirements when they endeavor to enter into this industry and provide localized services when they penetrate a new market area, especially when such new entrants aim to operate across global regions.

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

Proprietary Webcasting and Event Management Platform

Our ability to deliver quality event planning, production, and broadcasting services depends on our proprietary webcasting and event management platform, namely, our Xyvid Pro platform. Our platform possesses the following features: (i) professional audio-visual production, broadcast and presentation; (ii) customizable event designs that include, but are not limited to, a tailor-made attendee registration system, email communications, and a web panel for virtual events; (iii) an interoperable platform that is able to integrate and deliver event content to various devices, including Windows, Mac, iOS, and Android, because Xyvid Pro platform is a web-based application that does not require a software download and is accessible through any modern browser such as Chrome, Edge, Safari, or Firefox, or Brave; (iv) scalable infrastructure that supports events of various sizes, from a few attendees to tens of thousands of global audiences, assisted by captioning and transcription services for 109 different languages; and (v) event attendee interactivity and engagement tools that are designed to keep attendees engaged through polling, surveys, integration of social media feeds, and other engagement tools. For further details on our platform, see “Our Services – Virtual and Hybrid Events.” In addition to these features, our Company is committed to continuously improving our platform’s capabilities and meeting evolving customer needs, by conducting research and development. For our research and development efforts, see “Research and Development.”

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

Experienced Management Team

Our management team has extensive industry and management experience, which reaches approximately 20 years on average for each member. The management team has accumulated comprehensive knowledge in business management, sales, marketing, accounting and finance, and various other matters.

Our Services

We generate revenue from the provision of virtual, hybrid, self-service and physical events. Virtual, hybrid and self-service events could involve virtual and hybrid event planning, production and broadcasting services, and continuing education services, all of which are supported by our proprietary Xyvid Pro platform and TEN Pro platform. Physical events mainly involve live streaming and video recording of physical events. During the fiscal year ended December 31, 2025, most of our revenue was generated from virtual and hybrid events. Our virtual and hybrid events and physical events include a variety of event types, collectively, including on-site studio broadcasts, hybrid events from in-person locations, fully virtual webcam-based events, simulated live events (pre-recorded content played back at a scheduled time), and asynchronous video-on-demand events.

Virtual and Hybrid Events

Our virtual and hybrid events include various event purposes, such as conferences, marketing events, product launches, training, and investor and shareholder meetings. During the fiscal year ended December 31, 2025, we supported approximately 248 events that collectively attracted approximately 525,812 attendees.

Our virtual and hybrid events are enabled by our Xyvid Pro & TEN Pro platforms, which are internet-based broadcast platforms with interactive engagement tools designed to provide web broadcast audiences with a dynamic, interactive, and engaging virtual event experience.

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

We charge service fees for providing our virtual and hybrid events. Our fees are primarily determined based on event duration, event complexity, event time, anticipated number of attendees, and customization requirements. For the years ended December 31, 2025 and 2024, the revenue generated from virtual and hybrid events was approximately $2.7 million and $3.2 million, respectively, accounting for approximately 88.2% and 91.9% of our total revenue, respectively.

Physical Events

Our physical events started in the fiscal year ended December 31, 2023 as a result of our corporate restructuring. For details on our corporate restructuring, please see “Corporate History and Structure.” Our physical events include live streaming and video recording of physical events, video editing and production, and a custom on-demand video library for finished video content to be viewed and downloaded.

Images of examples of our delivered physical events

We charge service fees for providing our physical events. Our fees are primarily determined based on event duration, event time, anticipated number of on-site technicians, and customization requirements. For the years ended December 31, 2025 and 2024, the revenue generated from physical events was approximately $0.4 million and $0.3 million, respectively, accounting for approximately 11.8% and 8.1% of our total revenue, respectively.

Our Customers

Our customers represent a diverse range of industries, mainly including professional services firms, technology firms, healthcare organizations, educational institutions, marketing and advertising agencies, as well as nonprofits and associations. Our customers are of various sizes, including early-stage companies looking to establish their brand and reach a broader audience through virtual and hybrid events, small and medium-sized enterprises seeking to expand their market presence and engage with stakeholders through cost-effective event solutions, large enterprises often requiring complex, large-scale event solutions to connect with global audiences, and multinational corporations that require scalable and robust event solutions to manage multiple events across different regions.

Our arrangements with our customers generally include the following three types: (i) a master service agreement supplemented by purchase orders for specific events; (ii) an event bundle contract where a customer prepays for a certain number of events to be delivered; and (iii) engagement on an event-by-event basis. For the years ended December 31, 2025 and 2024, we had approximately 40 and 33 customers, respectively, among which, one customer independently accounted for more than 10% of our total revenue, accounting for approximately 66.7% and 64.6% of our total revenue, respectively. Such largest customer is not our related party.

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

We seek to sustain customer relationships through offering personalized solutions tailored to specific customer needs, providing timely customer support, enhancing customer experience, offering competitive pricing, and maintaining regular and effective communications with customers. We believe that we have cultivated a loyal customer base. For the year ended December 31, 2025, nine of our top ten customers, in terms of our revenue, were repeat customers.

Our Suppliers

Our major suppliers include cloud service providers, audio-visual equipment manufacturers, and software vendors. For example, during the year ended December 31, 2025, we engaged third-party service providers to facilitate accreditation in our continuing education services, provide studio equipment and host hybrid events, and we engaged independent subcontractors to attend live in-person events and facilitate the production and recording process for approximately 50 physical events.

For the years ended December 31, 2025 and 2024, one supplier (Azure) independently accounted for more than 10% of our total purchases, accounting for approximately 12.6% of our total purchases in 2025 and 17.9% of our total purchases in 2024. Such largest supplier is a cloud hosting Platform as a Service (PaaS) that is essential for our platform’s accessibility. Other than our largest supplier that accounted for more than 10% of our total purchases, we do not rely heavily on any of the remaining suppliers to provide core services to our customers, and, in the event that we lose any of those suppliers, we believe that we will be able to find a replacement of appropriate service capacity at reasonable costs, due to the low concentration and high competitiveness of the services provided by those suppliers.

Sales and Marketing

We promote our business and engage with potential customers through various offline and online channels. The main offline channels we use to identify and obtain business opportunities include participation in industry conferences, trade shows, and networking events, such as Event Tech Live, Streaming Media East, NIRI Annual Conference, as well as referrals from existing customers. The main online channels we utilize include social media marketing on platforms, such as LinkedIn, Twitter, Facebook, and Instagram, online content publications, such as blogs and case studies, targeted email marketing, online advertising campaigns, and corporate website customization for search engines.

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

Enhancing Technology and Innovation

In the fourth quarter of 2025, we entered a technical partnership with webinar.net, an Xcyte Digital company, to bring to market our next-generation webcasting platform, TEN Pro. TEN Pro offers numerous improvements over our prior Xyvid Pro platform, including AI-based live captioning and translation, enhanced user experience and ease of use, advanced continuing education capabilities, an on-demand editing lab, and 1080p live streaming with reduced latency. TEN Pro also positions us to enter the webcasting platform software-as-a-service market due to its focus on usability.

We plan to incorporate more emerging technologies to enhance our TEN Pro platform. For example, in the first quarter of 2026 we expanded our AI based captioning and translation from 8 to over 70 languages, as well as introducing a speech to text feature where global audience members can hear the translation as opposed to needing to split their focus between reading the live transcript and the presentation content. We also will be incorporating AI-based Business Intelligence capabilities allowing the customer to craft their own custom reports and metrics dashboards. Using AI, the platform will analyze your event for the highlights and generate short form clips for use in social media campaigns. Generative AI capabilities will be leveraged to provide a summary of what you missed if you attend late, and a complete recap will be available post event.

In addition, our business model is predominantly service based as of the date of this Annual Report. We plan to integrate a PaaS model over the next few years. This strategy will involve offering our platform as a subscription-based service, enabling customers to leverage our technology independently. We believe this shift will allow us to cater to a broader range of customers and drive recurring revenue streams. As of the date of this Annual Report, we are in the development phase of our PaaS offering.

Diversifying Service Offerings

Our key differentiator has historically been our fully managed services. We primarily produce virtual and hybrid events but also provide physical event services. In the fourth quarter of 2025, we diversified our service offerings by introducing TEN Pro, a self-service webcasting platform designed for enterprise customers seeking to manage their own events on a subscription basis. Additionally, we provide managed services in conjunction with a TEN Pro license to further support our customers throughout the year.

Making Strategic Investments and Acquisitions

We plan to identify, invest in, partner with, and acquire appropriate businesses that offer complementary advantages to our business, thereby improving overall competitiveness and sustaining growth. As of the date of this Annual Report, we have not identified, nor have we engaged in any material discussions regarding any potential target subject to such acquisitions or investments.

Research and Development

We are committed to continuously improving our platform’s capabilities, expanding our service offerings to customers, and meeting evolving customer needs, by conducting research and development. Our research and development projects typically span six to 18 months, depending on their complexity and scope. We incurred $1.0 million and $0.1 million in research and development expenses for the years ended December 31, 2025 and 2024, respectively. We conduct all research and development activities in-house, ensuring alignment with our strategic goals and maintaining control over the innovation process, and have approximately two research and development specialists, as of the date of this Annual Report.

Our research and development efforts are guided by the stages of product development and the software development life cycle. The product team within the development department leads the early stages of ideation and planning, to ensure that our research and development projects are aligned with business objectives and customer requirements and are properly detailed with product requirements. The product team then presents the research and development proposals to our management team for approval. Upon approval, the projects move into the development stage, where the development staff takes over the technical requirements and development efforts. Once development is complete, the projects undergo qualification with the quality assurance team within the development department, which process includes initial technical testing and user acceptance testing. The product team then conducts further user acceptance testing to validate the products and to determine whether (i) the products meet customer needs, (ii) the messaging and pricing is aligned to communicate value, and (iii) the Company is prepared to sell, deliver, manage, and support the products. Following successful validation, we will prepare to launch the products onto the market.

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

Intellectual Property

As of the date of this Annual Report, we have registered the following intellectual properties: ten domain names, including tenevents.com, theeventsnetwork.com, theeventsnetworks.com, tenholdingsinc.com, teneventsproductions.com, tenevents.link, tenevents.net, tenevents.org, tenevents.co, and teneventsmarketing.com. In addition, as of the date of this Annual Report, we have received certificates of approval for two trademarks, TEN Holdings and TEN Events.

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

Employees

We strive to attract, recruit, and retain talent through our compensation and benefit programs and learning and development opportunities that support career advancement.

We believe the attraction, development and retention of skilled professionals contribute to our long-term success. To attract talent, we endeavor to offer competitive compensation packages. In addition to cash compensation, we offer complementary benefits, including performance-based bonuses, medical, dental and vision benefits plans, and 401k retirement plans. We focus on several key criteria when selecting team members, including (i) relevant experience in platform development, particularly in the events webcast or related industries, (ii) technical skills in software development, data analytics, artificial intelligence, and cybersecurity, (iii) alignment with our values, mission, and collaborative work culture, and so on. We prioritize employee development and continuous learning through training programs, guided career progression paths, and mentorship. For employee retention, we focus on employee engagement with team-building activities, flexible work options, and an inclusive corporate culture.

Our subsidiary, TEN Events, enters into employment agreements with each of the employees. There is no collective bargaining agreement that covers our employees. During the fiscal year ended December 31, 2025, we did not experience any interruptions of operations or work stoppages due to labor disagreements or disputes. We strive to maintain positive labor relations through open communication and proactive conflict resolution measures.

As of December 31, 2025, we had a headcount of 25 full-time employees. The tables below present the number of our employees by type, function, and location for the fiscal year ended December 31, 2025.

	Number of employees by Type
Fiscal year of	Full-time	Part-time	Contract
2025	25	0	0

	Number of employees by Function
Fiscal year of	Management and Administration	Shared Service (Finance/IT)	Sales and Marketing	Development
2025	15	2	6	2

	Number of employees by Location
Fiscal year of	California	Colorado	North Carolina	Pennsylvania
2025	3	1	1	20

Insurance

We maintain certain insurance policies to safeguard against risks and unexpected events. For example, we have liability insurance that covers the risks against cybersecurity claims, commercial general liability, automobile liability and umbrella coverage. Each insurance coverage category is subject to limitations as provided by the insurance policies. We believe our current insurance coverage is adequate for our business requirements and is consistent with customary industry practice. We renegotiate and renew our insurance contracts annually. We do not anticipate any difficulty in renewing contracts we currently maintain on the same terms. We have purchased the directors’ and officers’ liability insurance. During the fiscal year ended December 31, 2025, we did not make any material insurance claims in relation to our business.

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

Regulations

Streaming and Video Services Laws and Regulations

We operate in the regulated livestreaming and video services industry. A number of U.S. federal, state, and international laws and regulations affect our business. The regulatory bodies that regulate our business include the Federal Trade Commission, the U.S. patent and trademark office, state consumer protection agencies, and international regulatory bodies. We may be subject to compliance audits by certain of these authorities.

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

Information Security and Intellectual Property Regulations

There are numerous federal, state, local, and international laws and regulations regarding intellectual property, privacy, data protection, information security, and the storing, collection, sharing, use, processing, transferring, disclosure, and protection of personal information and other content. The scope of these regulations is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules.

For instance, in the U.S., the Federal Trade Commission has jurisdiction to investigate and enforce our compliance with certain U.S. regulations, including the Children’s Online Privacy Protection Act, which regulates the collection and use of personal information from children under the age of 13. The Electric Communications Privacy Act governs our electronic communications, mandating the protection and privacy of such data. California and other U.S. states have also enacted state specific privacy laws and those laws may include civil penalties, private rights of action, and other remedies, if and when applicable to a business.

When we engage with non-U.S. users, we may be subject to international information security regulations such as the General Data Protection Regulation (the “GDPR”) in the European Union (“EU”), which went into effect in May 2018. The GDPR imposes stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws, including potential penalties of up to €20 million or 4% of the violator’s annual global revenue. Following Brexit, although the United Kingdom enacted its Data Protection Act in May 2018 to align with the GDPR, there remains uncertainty regarding how data transfers to and from the United Kingdom will be regulated. In Canada, the Personal Information Protection and Electronic Documents Act may apply to us if we engage with local users.

We strive to comply with the applicable U.S. laws, regulations, policies, and other legal obligations relating to information security to the extent applicable to our business and as practical. We plan to adhere to international laws, regulations, policies, and other legal obligations related to information security when and if we expand our operations outside the U.S. As of the date of this Annual Report, we have implemented internal policies, including an information security policy and a privacy policy, to comply with the information security regulations that we believe are applicable to us. Our information security policy sets out our measures for network security, such as dual authentication, network vulnerability scanning, spam filtering tools, web filtering, access control, and incident response. This policy also establishes an extended incident response team and a core incident response team. Our information security policy is periodically reviewed and updated by our internal technical personnel. Our privacy policy regulates applicable information we collect (for instance, name, address, email address, phone number) and how we may use it. According to our privacy policy, we will not sell or otherwise disclose personal information of our webcast visitors. However, we may share information provided by our visitors with the clients hosting the webcast event and service providers we have retained to perform services on our behalf. See “Item 1. Business.” Under such circumstances, these service providers are contractually restricted from using or disclosing information except as necessary to perform services on our behalf or to comply with legal requirements. Additionally, we may disclose information about our clients (i) if we are required to do so by law or legal process, (ii) to law enforcement authorities or other government officials, or (iii) when we believe disclosure is necessary or appropriate to prevent physical harm or financial loss or in connection with an investigation of suspected or actual illegal activity. Our privacy policy also specifies that we will not collect information from minors who are under 13. We periodically evaluate and update our privacy policy.

The regulatory framework for information security worldwide is, and is likely to remain for the foreseeable future, uncertain, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We expect that new laws, regulations, and industry standards concerning privacy, data protection, and information security will continue to be proposed and enacted in various jurisdictions. The accompanying new or even burdensome obligations, coupled with substantial uncertainty in the interpretation and application of the regulations, may pose challenges for us in meeting legal requirements across different jurisdictions. This may require us to change our policies and practices and modify our protective measures to investigate and remediate vulnerabilities or other exposures or to make required notifications and we may incur significant costs and expenses to comply. Additionally, any failure or perceived failure by us to comply with the existing or future enacted regulations, information security-related obligations to users or other third-parties, or any of our other legal obligations relating to information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, potentially resulting in significant liability or causing our users to lose trust in us, which could adversely affect our reputation and business.

We are also subject to various U.S. and international regulations on copyrights and intellectual properties. For instance, the Digital Millennium Copyright Act (the “DMCA”) regulates the distribution and storage of digital content to protect intellectual property rights. As we offer a library for downloading videos, we are required to adhere to the provisions of the DMCA. Under 17 U.S.C. § 512(c), we need to implement measures to handle take-down notices in the event of alleged copyright infringement. This may involve designating an agent to receive notifications of claimed infringement, and promptly removing or disabling access to the infringing content upon receipt of a valid take-down notice.

Item 1A. Risk Factors.

Risks Relating to our Business and Industry

We incurred losses and had negative cash flows from operations for the years ended December 31, 2025, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate positive operating cash flows and raise additional capital significant enough to result in operating profitability.

We have incurred and continue to incur losses from operations as well as negative cash flow from operations. For the year ended December 31, 2025, we had a net loss of $19.5 million, net cash used in operations of $10.1 million, and as of December 31, 2025, we had an accumulated deficit of $21.4 million. Given the preceding conditions, our auditor has raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends upon our ability to generate positive operating cash flows. To support our working capital needs, we will rely on our revenue generating customer contracts and equity and/or debt financing. There is no assurance that we will be successful in generating positive operating cash flows and raising additional capital significant enough to result in operating profitability in the future.

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

Our business depends upon our ability to attract new customers, and maintain and expand our relationships with our existing customers, including providing additional services to our existing customers. Our customers engage us to provide support for their events or other corporate activities. We cannot provide any assurance that customers will extend or renew their engagement with us after the events or corporate activities for which we have been engaged are completed. Extensions or renewals of customer engagement may decline or fluctuate because of several factors, such as dissatisfaction with our platform and support, a customer no longer having a need for our platform, or a belief that a competitor’s service offering is better, more secure, or less expensive than our platform. Following the COVID 19 pandemic, some of our customers reduced their use of our platform, and additional customers may do so in the future. Extensions or renewals of customer engagement are also impacted by reductions in customers’ information technology spending budgets or decisions by customers to consolidate their spending budgets on one of our competitor’s platforms, both of which are more likely to occur during periods of high inflation, recessionary or uncertain economic environments. Finally, any decrease in customer satisfaction with our platform or support would harm our brand, word-of-mouth referrals, and ability to grow. We need to continually add new customers to grow our business and to replace customers who choose not to continue to use our platform. If customers terminate or do not renew their business relationships with us, or renew their service contracts on less favorable terms or for fewer services, and we do not acquire replacement customers or otherwise grow our customer base, our business and results of operations may be materially and adversely affected.

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

Our platforms, Xyvid Pro and TEN Pro, have broad interoperability and are able to integrate and deliver event content to various devices, including Windows, Mac, iOS, and Android. See “Item 1. Business – Our Services – Virtual and Hybrid Events.” We depend on the accessibility of our platform across these devices that we do not control. Some of our competitors may have inherent advantages by being able to develop products and services internally that more closely integrate with their own software platforms or those of their business partners.

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

The markets in which we compete are characterized by rapid technological changes and the frequent introduction of new products and services. Our ability to attract new customers and retain and expand the usage of existing customers depends on our ability to enhance and improve our platform, and to introduce new features and services. Our customers may require features and capabilities that our current platform does not have. We are focused on improving the quality and range of our service offerings and are committed to investing in research and development. See “Item 1. Business – Research and Development.” Our enhancements to our platform, features or capabilities may not be compelling to our existing or potential customers and may not gain market acceptance. If our research and development investments do not accurately anticipate customer demand, or if we fail to develop our platform in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platform.

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

As of the date of this Annual Report, we utilize artificial intelligence, or AI, to empower the multi-language captioning and transcription features of our Xyvid Pro platform, and we plan to implement additional features driven by artificial intelligence in the future. See “Item 1. Business – Growth Strategies – Enhancing Technology and Innovation.” As with many innovations, there are associated risks involved in utilizing AI technology. There can be no assurance that our use of AI will eventually produce the intended results. Even if it could produce the intended results, we cannot guarantee that such AI will not produce errors going forward. AI, particularly generative AI, has been known to produce false or “hallucinatory” inferences or outputs. AI can also present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion concerning AI, could impair the acceptance of AI solutions, including those incorporated in our services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. In addition, regulation of AI is rapidly evolving worldwide, as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, customer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. For example, federal artificial intelligence legislation has been introduced in the U.S. Senate. Since these regulatory frameworks rapidly evolve, we may become subject to new laws and regulations, which may affect the legality, profitability, or sustainability of our business, and we may be unable to predict all the legal, operational, or technological risks that may arise relating to the use of AI. The failure to comply with the relevant regulatory frameworks may also negatively affect our reputation. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational, or technological risks that may arise relating to the use of AI. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm. As of the date of this Annual Report, the Company does not intend to utilize open-source AI.

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

The webcasting market is competitive and rapidly changing, and existing and new market entrants, particularly established companies with greater resources than we have, that provide technologies to improve communication and engagement technologies or platforms, such as artificial intelligence and machine learning, could also increase the level of competition in the market. We face competition from many large and small companies, which include, but are not limited to, Zoom, ON24, GlobalMeet, Cvent, Bizzabo, and Meeting Tomorrow. See “Item 1. Business – Our Industry.”

Our competitors vary in size and in the breadth and scope of the products and services they offer. Many of our actual and potential competitors benefit from competitive advantages over us, such as stronger brand recognition; longer operating histories; more varied products and services; larger marketing budgets; more established marketing relationships; more third-party integration; greater accessibility across devices or applications; greater access to larger user bases; and greater financial, technical, and other resources. Some of our competitors may make acquisitions or strategic investments or enter into strategic relationships to offer a broader range of products and services than we do, which may prevent us from using such third parties’ technology or offering such products or services. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions. As we introduce new services, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future.

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

Our ability to increase our customer base and achieve broader market acceptance of our services will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales and marketing capabilities, including through additional investment in digital marketing and sales team expansion. See “Item 1. Business – Growth Strategies.” If we are unable to expand our sales and marketing operations, our future revenue growth and business could be adversely impacted.

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

For the years ended December 31, 2025 and 2024, the same single customer independently accounted for more than 10% of our total revenue; accounting for approximately 66.7% and 64.6% of our total revenue, respectively. See “Item 1. Business – Our Customers.” We believe that, in the foreseeable future, we may continue to derive a significant portion of our revenue from such significant customer. If such customer fails to make payments, or experiences a downturn in business, our revenue and results of operations may be materially and adversely affected. We may lose our significant customer due to a variety of factors, including our capacity to deliver reliable services, service efficiency, as well as our competitiveness in pricing strategies. We cannot guarantee that we will continue to maintain the business relationship with our significant customer at the same level, or at all. If our significant customer terminates its relationship with us, we cannot assure you that we will be able to secure an alternative arrangement with a comparable customer in a timely manner, or at all. Losing our significant customer could adversely affect our revenue and profitability. In the short term, losing our significant customer may lead to a substantial loss of revenue and potentially disrupt cash flow. In the long term, it could impact market perception and our ability to attract new customers.

We may be dependent on a limited number of suppliers and any disruption to the relationships with the major suppliers may have material adverse effects on our business.

For the year ended December 31, 2025, one supplier independently accounted for more than 10% of our total purchases, accounting for approximately 12.6% of our total purchases. For the year ended December 31, 2024, one supplier independently accounted for more than 10% of our total purchases, accounting for approximately 17.9% of our total purchases. See “Item 1. Business – Our Suppliers.” Such third-party suppliers are subject to their own unique operational and financial risks, which are beyond our control. If such significant suppliers breach or terminate their contracts with us, or experience significant disruptions to their operations, we will be required to find and enter into arrangements with one or more replacement suppliers. Finding alternative suppliers could involve significant delays and other costs and these suppliers may not be available to us on reasonable terms, or at all. As a result, this could harm our business and financial results and result in lost or deferred revenue.

Our results of operations are subject to seasonal fluctuations.

We experience seasonality in our business. We usually generate more revenue in the last month of each calendar quarter. See “Item 1. Business – Seasonality.” We may experience capacity and resource shortages in our platform and services during the period of such seasonal surge in our business. As a result of seasonality, our financial condition and results of operations may continue to fluctuate, and the trading price of our common stock may fluctuate from time to time.

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

Our ability to attract and retain customers depends on our ability to provide our customers and their users with a highly reliable platform. We currently use data centers in the United States. Our platform may not be fully available to customers in the event of catastrophic failure at one of those data centers. We also do not control the operation of the data centers we use, and they are vulnerable to damage or interruption from human error, intentional bad acts, natural disasters, war, terrorist attacks, cyber-attacks and other cybersecurity incidents, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could disrupt our services. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our platform, and our disaster recovery planning may not account for all eventualities. As of the date of this Annual Report, we have experienced service disruptions, outages and other performance problems which caused delays to events, due to the introduction of new functionality, human error, and capacity constraints, and we may in the future experience further service disruptions, outages and other performance problems due to a variety of other factors, including infrastructure changes, software errors, zero-day vulnerabilities, and denial-of-service attacks, ransomware attacks and other cybersecurity incidents by malicious actors. In some instances, we may not be able to rectify these performance issues within an acceptable time-frame.

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

We expect our business to grow in terms of scale and diversity of operations. In addition, we plan to improve the features of our platform and incorporate more emerging technologies to enhance our platform. This will enable us to diversify and expand our service offerings. See “Item 1. Business – Growth Strategies.” Such expansions will increase the complexity of our operations and may cause strain on our managerial, operational, and financial resources. We must continue to hire, train, and effectively manage new employees. The expansion of our services will also require us to maintain consistency in the quality of our services so that our market reputation is not damaged by any deviations in quality, whether actual or perceived.

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

We maintain certain insurance policies to safeguard against risks and unexpected events. See “Item 1. Business – Insurance.” However, there can be no assurance that such insurance coverage will always be available or will always be sufficient to cover any damages resulting from any kind of claims. In addition, there are certain types of risks that may not be covered by our insurance policies, such as war, force majeure events, or certain business interruptions. Claims that are not covered by the policies or the failure to renew the insurance policies may materially adversely affect our business, financial condition, and results of operations.

We may expand through acquisitions of, investments in, or strategic partnerships or other strategic transactions with, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in new or complementary services, technologies or businesses, strategic investments and partnerships, or other strategic transactions. We plan to identify, invest in, partner with, and acquire appropriate businesses that offer complementary advantages to our business, thereby improving overall competitiveness and sustaining growth. See “Item 1. Business – Growth Strategies.” We cannot assure you that we will successfully identify suitable acquisition candidates or transaction counterparties, securely or effectively integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition, investment, strategic partnership, or other strategic transaction could materially and adversely affect our results of operations. The process of negotiating, effecting, and realizing the benefits from acquisitions, investments, strategic partnerships, and strategic transactions is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, development and sales activities and operations of both companies, and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, investments, strategic partnerships, and other strategic transactions which could negatively impact our financial position, stockholder equity, and stock price.

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

For the years ended December 31, 2025 and 2024, we had total revenue of approximately $3.1 million and $3.5 million, respectively, and net loss of approximately $19.5 million and $3.0 million, respectively. Our financial results in the past may not be indicative of future results, and we cannot assure you that we will achieve or maintain profitability on a consistent basis. Our revenue growth may slow, or our revenue may decline for a number of reasons, including reduced demand for our products and services, increased competition, industry trends, or our failure to capitalize on growth opportunities. Meanwhile, we expect our overall operating expenses to continue to increase in the foreseeable future, as we will incur additional expenses in connection with the expansion of our business operations and as a newly public company. These efforts and additional expenses may be more costly than we currently expect, and there is no assurance that we will be able to maintain sufficient operating revenue to offset our operating expenses. Any failure to increase revenue or to manage our costs as we continue to grow and invest in our business would prevent us from achieving or maintaining profitability or maintaining positive operating cash flow at all, or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer.

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

Occurrence of any catastrophic event, including pandemics, earthquakes, fires, floods, tsunamis or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyberattacks, war or terrorist attacks, could result in lengthy interruptions in our services. In particular, our corporate headquarters are located in Pennsylvania, a region known for flooding, and our insurance coverage may not sufficiently compensate us for losses that may occur in the event of a severe flooding event or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet, the electric grid or the economy as a whole. If our systems were to fail or be negatively impacted as a result of a natural disaster or other catastrophic event, our ability to deliver our products and services to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business could be harmed.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and information security laws, including data breach notification laws, consumer protection laws, and other similar laws. See “Item 1. Business – Regulations.” The developments or changes to the applicable laws and regulations may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we fail to comply with stringent and evolving laws and regulations, industry standards, policies, and contractual obligations relating to privacy, data protection, information security, and other matters, it could harm our reputation and business and subject us to significant fines and liability.

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

We are subject to a variety of U.S. laws and regulations, such as the Americans with Disabilities Act (ADA) which requires virtual events to be accessible to individuals with disabilities, and various laws and regulations of states where we conduct business activities or where digital content is distributed, livestreamed, or made available through our platform or services. We are also subject to various international regulations on information security, copyrights and intellectual properties. See “Item 1. Business – Regulations.” To the extent we expand our market presence, our exposure for violating these laws and regulations will likely increase. If we fail to comply with the legal standards and requirements, we may face substantial civil and criminal fines, penalties, profit disgorgement, reputational harm, loss of access to certain markets, disbarment from government business, the loss of export privileges, tax reassessments, breach of contract, fraud and other litigation, reputational harm, and other foreseeable or unforeseen collateral consequences that could harm our business.

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

We regard our domain names and other intellectual property we may develop or acquire as critical to our success. See “Item 1. Business – Intellectual Property.” We have taken measures to protect our intellectual property, but these measures might not be sufficient or effective. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. Policing unauthorized use of our proprietary technology and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce their intellectual property rights. Future litigation could result in substantial costs and diversion of our resources and could disrupt our business, as well as materially adversely affect our financial condition and results of operations. Further, despite the potentially substantial costs, we cannot assure you that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we may be involved in various claims, controversies, lawsuits, legal proceedings, or regulatory inquiries that arise in the ordinary course of business involving labor and employment, wage and hour, intellectual property, data breach and other matters. See “Item 1. Business – Legal Proceedings” for the current investigations of which the Company is subject. We expect that the number and significance of these potential disputes or claims may increase as our business expands and our company grows larger. Contractual provisions and insurance coverage may not cover potential claims and may not be adequate to indemnify us for all liabilities we may face. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Litigation is inherently unpredictable, and the results of any claims may have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, negative publicity regarding claims or judgments made against our Company may damage our reputation and may result in a material adverse impact on us.

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

There have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with recent initial public offerings, especially among those with relatively smaller public floats. As a micro-cap company with a relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

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

Our certificate of incorporation permits us to issue, without approval from our stockholders, a total of 1,000,000 shares of preferred stock, none of which are outstanding. Our Board can determine the designations, powers, preferences and voting and other rights, and the qualifications, limitations and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

●	require super-majority voting to amend some provisions in our articles of incorporation and bylaws;

●	authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include a report of management on our internal control over financial reporting in our Annual Reports on 10-K. In addition, once we have reached “accelerated filer” or “large accelerated filer” status and have ceased to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified, if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. We may be unable to complete our evaluation testing and any required remediation in a timely manner.

We bear substantial increased costs as a result of being a public company.

We completed our initial public offering in February 2025 and have started bearing significant legal, accounting, and other expenses as a public company that we did not incur as a private company. These additional costs could negatively affect our financial results. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies.

Compliance with these laws, rules, and regulations increases our legal and financial compliance costs and makes some corporate activities more time-consuming and costlier. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, we will incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our Board or as executive officers.

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

There can be no assurance that we will be able to maintain the listing standards of the Nasdaq Capital Market, the exchange on which our common stock is traded, which includes requirements that we maintain our stockholders’ equity, total value of shares of common stock held by unaffiliated stockholders, minimum bid price, and market capitalization above certain specified levels. For example, on June 30, 2025, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that the Company had not been in compliance with Nasdaq’s minimum bid price requirement. In order to cure the deficiency, we effected a 1-for-15 reverse stock split on December 1, 2025 to regain compliance with Nasdaq’s minimum bid price requirement. Because we effected such reverse stock split to cure our minimum bid price deficiency in December 2025, should our stock price fail to meet Nasdaq’s minimum bid price requirement at any time prior to December 1, 2026, we will not be eligible for any compliance period and our stock will be immediately delisted.

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

We are no longer a “controlled company” within the meaning of the Nasdaq listing rules. However, we will continue to rely on certain exemptions from certain corporate governance requirements during a transition period that could adversely affect our public stockholders.

The “controlled company” exception to the Nasdaq Capital Market rules provides that a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company, a “controlled company,” need not comply with certain requirements of the Nasdaq Capital Market corporate governance rules. Until December 30, 2025, V-Cube, Inc., our largest stockholder, directly and indirectly, owned a majority of the voting power of our outstanding common stock and was able to determine all matters requiring approval by our stockholders. As a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Capital Market, during 2025, we were exempt from the Nasdaq Capital Market’s corporate governance rules requiring that listed companies have (i) a majority of the Board consist of “independent” directors under the listing standards of the Nasdaq Capital Market, (ii) selection or recommendation for the Board’s selection of director nominees made by (a) independent directors constituting a majority of the Board’s independent directors in a vote in which only the independent directors participate or (b) a nominating and corporate governance committee composed entirely of independent directors (subject to exceptions under limited and exceptional circumstances) and a written nominating and corporate governance committee charter meeting the requirements of the Nasdaq Capital Market, and (iii) a compensation committee composed entirely of independent directors (subject to exceptions under limited and exceptional circumstances) and a written compensation committee charter meeting the requirements of the Nasdaq Capital Market. As of the date of this Annual Report, V-Cube, Inc. no longer owns a majority of the voting power of our outstanding common stock. As such, we no longer qualify as a “controlled company” and accordingly, on February 2, 2026, we formed a compensation committee and a nominating and corporate governance committee of the Board. We have also ceased our reliance on the exemption applicable to newly public companies relating to a majority independent board and have appointed independent directors representing a majority of our Board.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” under the applicable rules of the SEC, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to “smaller reporting companies” and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, or (ii) our annual revenue is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

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

We have a substantial number of shares of our common stock that may be issued in the future. On June 23, 2025, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, pursuant to which Lincoln Park committed to purchase from us, from time to time and subject to certain limitations and conditions, up to an aggregate of $20.0 million of our common stock over the 24-month term of the Purchase Agreement. During the year ended December 31, 2025, we issued 2,402,754 shares of our common stock to Lincoln Park under our ELOC. To the extent that shares of common stock are issued or sold under our ELOC, dilution to our security holders may occur. The issuance of these additional securities may have an adverse effect on the market price of our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of safeguarding the security of our computer systems, software, networks, and other technological assets. We have implemented cybersecurity measures and protocols for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our overall risk management framework. We aim to ensure a comprehensive and proactive approach to safeguarding our assets and operations.

As a part of our overall risk management, the Company has engaged a third-party service provider to advise as to our maintenance of cybersecurity and risk management. The Company has instituted a comprehensive cybersecurity risk management program that employs various methods to monitor and assess our threat environment and risk profile. These methods include the use of manual and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating any threats reported to us and conducting periodic vulnerabilities assessments. We have company-wide policies and procedures in place that further enhance our ability to identify and manage cybersecurity risks. Our employees receive ongoing training under our security policies. Any incidents identified by the third-party service provider are to be reported promptly to the Board.

The Head of Technology, with over 15 years of cybersecurity-related experience, is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining our cybersecurity program. The Head of Technology shares weekly and monthly updates with the management team, and in the event a material risk is identified, the management team is notified immediately. The Board, with input from the Head of Technology and other members of the management team, as appropriate, regularly discusses cybersecurity risks at meetings of the Board.

Although risks from cybersecurity threats have not, to date, materially affected us, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we may, from time to time, experience threats to and security incidents related to our data and systems. In the year ended December 31, 2025, we did not detect any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our principal executive office is located in Langhorne, Pennsylvania. Our office space covers an area of approximately 6,050 square feet, with a lease term from January 1, 2020 to December 31, 2026. Our subsidiary, TEN Events, has the option to extend the lease term for another five years by giving written notice to the landlord within six months prior to the expiration of the current lease term. The landlord, GHDLCK LLC, is a company controlled by Karen Kovalcik, the wife of Dave Kovalcik, a director of V-Cube, Inc., our largest stockholder and our related party. We plan to renew the lease in accordance with its terms when needed.

Our subsidiary, TEN Events, rents office space in Los Angeles, California under a lease with an initial term from February 1, 2024 to January 31, 2025, which term has been auto-renewed to January 31, 2027. Such lease will automatically renew for one additional year, each year, immediately following the expiration period of the preceding lease term, unless the lease is terminated by either party by giving the other party at least 60-day’s prior written notice in accordance with the lease agreement. As of the date of this Annual Report, we have no reason to believe that this lease agreement will not be automatically renewed upon the expiration of the current term.

We believe our office space is adequate for the time being. However, there may be a need to secure additional office space in the future, should it serve our requirements.

Item 3. Legal Proceedings.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. On October 28, 2025, the Company learned that the SEC is conducting a related investigation pursuant to its authority. On March 10, 2026, the Company received a subpoena for documents from the SEC, which also calls for the production of documents related to the Company’s initial public offering and other items. The Company intends to fully cooperate with both investigations and comply with its obligations under the subpoenas. It is not possible at this time to predict when the investigations will be resolved, the outcome of the investigations, or their potential impact on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock trades under the symbol “XHLD” on the Nasdaq Capital Market.

Holders of Record

As of March 10, 2026, we had 3,977,443 shares of common stock issued and outstanding held by 15 stockholders of record, not including beneficial holders whose shares are held in nominee or “street name” accounts through brokers.

Dividend Policy

As of the date of this Annual Report, we have not paid any cash dividends on our common stock, and our Board intends to continue a policy of retaining earnings, if any, for use in our operations, though we may change this policy in the future. Any determination by our Board to pay dividends in the future to stockholders will be dependent upon our operational results, financial condition, capital requirements, business projections, general business conditions, statutory and regulatory restrictions, and any other factors deemed appropriate by our Board.

Equity Compensation Plans

For information on securities authorized for issuance under our existing equity compensation plan as of December 31, 2025, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plan .”

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2025 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report.

Overview

We are a provider of event planning, production, and broadcasting services headquartered in Langhorne, Pennsylvania. We produce virtual, hybrid, self-service and physical events. Virtual, hybrid and self-service events could involve virtual and hybrid event planning, production and broadcasting services, and continuing education services, all of which are supported by our proprietary Xyvid Pro platform and TEN Pro platform. Physical events mainly involve live streaming and video recording of physical events.

As of the date of this Annual Report, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced a decrease in our total revenue in the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024, mainly due to an event series with our biggest customer that took place in the three-month ended March 31, 2024, but did not repeat in the three months ended March 31, 2025. This event is held by our biggest customer every other year. For the fiscal years ended December 31, 2025 and 2024, we had total revenue of approximately $3.1 million and $3.5 million, respectively, and net loss of approximately $19.5 million and $3.0 million, respectively. For the fiscal years ended December 31, 2025 and 2024, the revenue generated from virtual and hybrid events was approximately $2.7 million and $3.2 million, respectively, accounting for approximately 88.2% and 91.9% of our total revenue, respectively; and the revenue generated from physical events was approximately $0.4 million and $0.3 million, respectively, accounting for approximately 11.8% and 8.1 % of our total revenue, respectively.

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

Operating profit and operating profit margin

Operating profit is the difference between our revenue and cost of revenue and selling, general and administrative expenses. Operating profit margin is the operating profit as a percentage of revenue.

Other income (expenses)

From time to time, we have non-recurring, non-operating gains and losses which are reflected through other income (expenses).

Interest expenses

Interest expenses consist of interest expenses arising from borrowings.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2025 and 2024

The following table sets forth our statements of operations for the years ended December 31, 2025 and 2024:

(in thousands, except change % data)
	Years Ended December 31,		Change (2025 vs. 2024)
	2025 ($)	2024($)	$	YoY %
Revenue
Delivered events - Virtual and Hybrid	2,737	3,219	(482)	(15.0%)
Delivered events - Physical	367	285	82	28.8%
Total Revenue	3,104	3,504	(400)	(11.4%)
Cost of revenue	(663)	(652)	11	1.7%
Gross Profit	2,441	2,852	(411)	(14.4%)
Operating expenses:
Selling, General and Administrative Expenses	15,276	5,390	9,886	183.4%
Depreciation expenses	591	190	401	211.1%
Total operating expenses	15,867	5,580	10,287	184.4%
Loss from operations	(13,426)	(2,728)	(10,698)	392.2%
Other income (expenses), net	(5,799)	(30)	(5,769)	NM
Interest expenses	(284)	(210)	(74)	35.2%
Loss before income taxes	(19,509)	(2,968)	(16,541)	557.3%
Provision for income taxes	-	-	-	0.0%
Net Loss	(19,509)	(2,968)	(16,541)	557.3%

NM = not meaningful

Revenue

Revenue decreased by approximately $0.4 million, or 11%, to approximately $3.1 million. The decline was primarily driven by following factors:

●	Virtual & Hybrid events decreased by $0.5 million, mainly due to an event series with our biggest customer that took place in the three-months ended March 31, 2024, but did not repeat in the three months ended March 31, 2025. This event is held by our biggest customer every other year.

●	Physical events increased by $0.1 million mainly due to a significant amount of more deals closed and delivered within the period vs the same time period last year.

Cost of Revenue

Cost of revenue increased by approximately $0.01 million, or 1.7%, to approximately $0.7 million. Cost of revenue remained relatively flat while physical events revenue increased mainly due to continued efficiencies in the way events are delivered so equipment and staff are maximized within the specific region or location of events.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by approximately $9.9 million, or 183%, to approximately $15.3 million, of which $10 million were non-cash related expenses for items such as stock-based-compensation. The company also incurred $1.7 million in expenses related to being a public company, while the remaining came from $3.1 million of payroll and $0.4 million in business operations.

Depreciation Expense

Depreciation expense increased by $0.4 million to $0.6 million due to continued development of TEN Pro during the 2025 calendar year.

Other Income (Expense), net

Other income (expense) increased by approximately $5.8 million to approximately $5.8 million primarily due to an impairment loss recognized on our software and loss on debt restructuring.

Interest Expense

Interest expense increased by approximately $0.1 million, or 35%, to approximately $0.3 million primarily due to interest owed to V-Cube Inc. for loans made to us .

Net Loss

As a result of the foregoing, the net loss was approximately $19.5 million during the year ended December 31, 2025, compared to the net loss of approximately $3.0 million during the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash of approximately $1.6 million and $0.05 million, respectively. Liquidity is a measure of our ability to meet potential cash requirements. As of December 31, 2025, the Company had access to $18.0 million of liquidity through our ELOC. We generally have funded our operations with cash flow from operations, and, when needed, borrowing from financial institutions and capital injections from our principal stockholders. V-Cube acted as one of our main sources of funding in 2025. As TEN continues to grow, it expects to continue funding its operations by issuing shares to a wider stockholder base and/or accessing the ELOC for additional capital subject to market conditions. Our principal use of liquidity has been to fund our daily operations and working capital. We expect that our cash and cash equivalents will be sufficient to fund our operating expenses and cash obligations for the next 12 months, although our ability to continue as a going concern depends upon our ability to attract and retain revenue generating customers, acquire new customer contracts, and secure additional financing. We expect we will require additional financing through debt and equity investments to fund our operating expenses and cash obligations beyond the next 12 months. See “Contractual Obligations and Commitments” for a discussion of our material cash requirements and “Cash flows for the years ended December 31, 2025 and 2024” for a discussion of the anticipated sources of funds needed to satisfy those cash requirements.

Other than as disclosed in the consolidated financial statements and the related notes included elsewhere in this Annual Report, we are not aware of any other trends, demands, uncertainties, commitments or events that are reasonably likely to have a material adverse effect on our net revenue, income, profitability, liquidity or capital resources, including the mix and relative cost of such capital resources, or cause such financial statements to be not necessarily indicative of future operations results or financial condition.

Cash flows for the years ended December 31, 2025 and 2024

The following tables summarizes our cash flows for the periods presented:

(in thousands)
	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,509)	$(2,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591	190
Non-cash lease expenses	75	71
Non-cash interest expenses	241	218
Stock-based compensation	4,857	—
Loss on extinguishment of debt	1,599	—
Impairment loss on intangible assets	4,194	—
Changes in operating assets and liabilities:
Accounts receivable	(120)	(156)
Prepaid expenses and other current assets	(1,536)	(90)
Income tax receivable	—	91
Other assets	(914)	—
Accounts payable	(291)	(85)
Payable due to related party	(156)	108
Other payable and accrued expenses	693	326
Deferred revenue	282	(127)
Operating lease liabilities	(71)	(63)
Net cash used in operating activities	(10,065)	(2,484)
Cash flows from investing activities:
Purchase of property and equipment	—	(38)
Purchase of capitalized internal-use software	(850)	(999)
Net cash used in investing activities	(850)	(1,037)
Cash flows from financing activities
Proceeds from short-term loans - related party	2,826	4,244
Repayments of short-term loans - related party	(2,000)	—
Proceeds from issuance of shares	11,926	—
Payment for Issuance of shares in settlement of claims	(254)	—
Payment for deferred offering costs	—	(1,031)
Net cash provided by financing activities	12,498	3,213
Net change in cash and cash equivalents	1,583	(309)
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$1,631	$48

Operating Activities

Net cash used in operating activities increased from approximately $2.5 million during the year ended December 31, 2024 to approximately $10.1 million during the year ended December 31, 2025. The increase in cash outflows was primarily driven by higher operating expense associated with the Company’s transition to a public company, including increased professional fees, payroll, and other corporate infrastructure cost, as well as the higher net loss reported in the year ended December 31, 2025.

Investing Activities

Net cash used in investing activities decreased from approximately $1.0 million during the year ended December 31, 2024 to approximately $0.9 million during the year ended December 31, 2025. The decrease in cash outflows was primarily due to lower expenditures on the purchase of property and equipment and capitalized internal-use software during the year ended December 31, 2025.

Financing Activities

Net cash provided by financing activities increased from approximately $3.2 million during the year ended December 31, 2024 to approximately $12.5 million during the year ended December 31, 2025. The increase was primarily attributable to proceeds from the issuance of shares and short-term loans, partially offset by repayment of short-term loans during the year ended December 31, 2025.

Contractual Obligations and Commitments

As of December 31, 2025, the Company had a total of approximately $6.2 million contractual obligations for future payments.

	As of December 31, 2025
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Short-term debt	$5,617	$5,617	$—	$—	$—
Operating lease payments	584	108	229	247	—
Total	$6,201	$5,725	$229	$247	$—

Capital Expenditures

Our capital expenditure primarily consists of acquisition of computer hardware equipment and capitalized software.

During the fiscal years ended December 31, 2025 and 2024, we spent $0.9 million and $1.0 million, respectively, on acquisitions of computer hardware / equipment and capitalized software.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

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

1 - Identification of the contract with a customer

2 - Identification of the performance obligation in the contract

3 - Determination of the transaction price

4 - Allocation of the transaction price to the performance obligation in the contract

5 - Recognition of revenue when, or as, a performance obligation is satisfied

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 following the signature pages in this Annual Report and incorporated herein by reference.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Because we qualify as an emerging growth company under the JOBS Act, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board consists of five directors, three of whom are “independent” within the meaning of the corporate governance standards of the Nasdaq listing rules and meet the criteria for independence set forth in Rule 10A-3 of the Exchange Act. Set forth below is information concerning our directors.

Name	Age	Director Since	Independent	Position
Randolph Wilson Jones III	56	2024	No	Chief Executive Officer and Director
Virgilio D. Torres	36	2025	No	Chief Financial Officer, Secretary and Director
Christina Maldonado	36	2026	Yes	Director
Yuji Ishida	42	2025	Yes	Director
Gan Yong Sheng	30	2025	Yes	Director

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

Mr. Virgilio D. Torres has served as our Chief Financial Officer, Secretary and Director since June 2025 and as our Secretary since March 2026. From March 2022 to March 2025, Mr. Torres served as the vice president for finance at Obsess Inc., where he built and scaled the finance function, implemented financial controls and revenue recognition processes, and supported fundraising efforts. From September 2020 to March 2022, he was a senior manager at Exactera LLC, where he led financial operations and supported board and investor communications. From July 2019 to September 2020, he was a manager at Blue Apron Holdings Inc., where he oversaw financial planning, budgeting, and fundraising efforts. Mr. Torres received his bachelor’s degree in finance from Pace University in 2013.

Ms. Christina Maldonado has served as our Director since February 2026. Ms. Christina M. Maldonado has served as Director of Investor Relations and Head of the U.S. Investor Relations team at Lambert by LLYC since October 2025, where she leads investor relations strategy and execution for a portfolio of public company and capital markets clients, advising on investor engagement, corporate messaging, capital markets communications, and business development. From June 2020 to February 2025, Ms. Maldonado served at Teneo, a global CEO advisory firm (the “Firm”), where she advised Fortune 500 management teams on investor relations, earnings preparation, IPOs, M&A transactions, investor days, and stockholder communications. She joined the Firm as a Senior Associate and was subsequently promoted to Vice President in January 2022. From June 2018 to June 2020, Ms. Maldonado served as a Senior Investor Relations Analyst at Blue Apron Holdings, Inc., where she helped lead the company’s investor relations program, managed quarterly earnings processes, supported investor targeting efforts, and advised executive leadership during a critical turnaround period. From January 2015 to March 2018, she served as a Portfolio Analyst at BNY Mellon Wealth Management, where she co-managed investment portfolios for high-net-worth and institutional clients and conducted financial analysis to support asset allocation and capital markets strategy. From October 2011 to January 2015, Ms. Maldonado served as a Senior Fixed Income Market Analyst at Thomson Reuters LPC (now Refinitiv), where she produced market intelligence on the U.S. Corporate bond market and managed relationships with investment banking syndicate desks. Ms. Maldonado received her Bachelor of Arts degree in Managerial Economics and Spanish from Union College in 2011 and completed the Tuck BusinessBridge Program at Dartmouth College in 2011.

Mr. Yuji Ishida has served as our Independent Director since December 2025. Mr. Ishida is an Independent Director and Audit Committee member of the Company with nearly two decades of experience in public company auditing and financial advisory services across Japan and the United States. A Certified Public Accountant in Japan, he specializes in financial reporting, internal controls, and cross-border regulatory compliance. He is the President of IAIC, Inc. and Representative Partner of IAIC Tax Co., founded in 2020 after a distinguished career at KPMG Japan beginning in 2006 (KPMG AZSA LLC), where he led audits for Tokyo Stock Exchange-listed multinational companies and completed U.S. assignments. He also serves as an Audit Partner at Mikasa & Co. and as a Statutory Auditor of Quantinuum K.K., a Honeywell group company.

Mr. Gan Yong Sheng has served as our Independent Director since December 2025. With over nine years of experience in corporate operations, international trade, and strategic management across Southeast Asia and China. He currently serves as Deputy General Manager of Guangzhou Xiangxibo Information Technology Co., Ltd., where he leads market expansion initiatives, oversees project operations, and supports strategic decision-making since 2020. In 2016 he joined as the Business Department Manager at Heng Xin Trading Sdn. Bhd. in Malaysia, where he managed regional trading operations, built a multi-country sales organization, and implemented procurement and cost-optimization strategies that improved margins and strengthened supplier relationships across Southeast Asia.

Executive Officers

Set forth below is information concerning our executive officers.

Name	Age	Position(s)
Randolph Wilson Jones III	56	Chief Executive Officer and Director of the Company
Virgilio D. Torres	36	Chief Financial Officer, Secretary and Director of the Company

Mr. Randolph Wilson Jones III, a Director of the Company, is the Chief Executive Officer of the Company. His biographical information is set forth above under “Board of Directors.”

Mr. Virgilio D. Torres, a Director of the Company, is the Chief Financial Officer and Secretary of the Company. His biographical information is set forth above under “Board of Directors.”

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and those who beneficially own more than 10% of shares of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. You can view these reports on the SEC’s website at www.sec.gov.

To our knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations from our current directors and executive officers that no other reports were required, during the fiscal year ended December 31, 2025, all Section 16 filing requirements applicable to our officers and directors and those who beneficially own more than 10% of shares of our common stock were complied with, except that the initial report of ownership for Mr. Virgilio D. Torres and a subsequent report of a change in ownership resulting from an employee stock option grant to Mr. Virgilio D. Torres were filed late, the initial report of ownership for Mr. Yuji Ishida will be filed late, the initial report of ownership for Mr. Gan Yong Sheng will be filed late and the initial report of ownership for Ms. Christina Maldonado will be filed late.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics (the “Code of Ethics”), which is applicable to all of our directors, officers, and employees. The Code of Ethics is publicly available in the “Governance” section of the “Investors” tab on the Company’s website at https://www.tenholdingsinc.com/. There were no waivers from compliance with or amendments to the Code of Ethics during year ended December 31, 2025. We intend to post any amendments to or waivers from the Code of Ethics that apply to our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions, on our website at https://www.tenholdingsinc.com/.

Corporate Governance

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board.

Loss of Controlled Company Status

During the year ended December 31, 2025, V-Cube, Inc. beneficially owned, directly and indirectly, more than a majority of the aggregate voting power of our outstanding common stock. V-Cube, Inc. is a Japanese company listed on the Tokyo Stock Exchange and its chief executive officer, Naoaki Mashita, served as our Director from February 2024 to February 2026. As a result of this shareholding structure, we were a “controlled company” within the meaning of the Nasdaq listing rules until December 30, 2025. As a “controlled company,” we were permitted to elect to rely on certain exemptions from certain corporate governance requirements under the Nasdaq listing rules, including:

●	the requirement that a majority of the Board consist of independent directors;

●	the requirement that our director nominees be selected or recommended solely by independent directors or that we have a nominating and corporate governance committee comprised entirely of independent directors; and

●	the requirement that we have a compensation committee that are composed entirely of independent directors with a written charter addressing the purposes and responsibilities of the committees.

We have historically relied on the “controlled company” exemptions under the Nasdaq listing rules However, as of the date of this Annual Report, V-Cube, Inc. no longer owns a majority of the voting power of our outstanding common stock. As such, we no longer qualify as a “controlled company” and accordingly, on February 2, 2026, we formed a compensation committee and a nominating and corporate governance committee. We have also ceased our reliance on the exemption applicable to newly public companies relating to a majority independent board and have appointed independent directors representing a majority of our Board.

Committees of the Board of Directors

Audit Committee. We have established an audit committee (the “Audit Committee”) and adopted a charter for the Audit Committee. The charter can be found in the “Governance” section of the “Investors” tab on the Company’s website at https://www.tenholdingsinc.com/. Our Audit Committee consists of Mr. Yuji Ishida, Mr. Gan Yong Sheng, and Ms. Christina Maldonado. Mr. Yuji Ishida is the chair of our Audit Committee. We have determined that Mr. Yuji Ishida, Mr. Gan Yong Sheng and Ms. Christina Maldonado satisfy the “independence” requirements of the Nasdaq listing rules and Rule 10A-3 under the Exchange Act. Our Board has also determined that Mr. Yuji Ishida qualifies as an audit committee financial expert within the meaning of the SEC rules or possesses financial sophistication within the meaning of the Nasdaq listing rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

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

Compensation Committee. Because we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, on February 2, 2026, we formed a compensation committee (the “Compensation Committee”) and adopted a charter for the Compensation Committee, as required by Nasdaq listing rules. The charter can be found in the “Governance” section of the “Investors” tab on the Company’s website at https://www.tenholdingsinc.com/. Christina Maldonado is the sole member of our Compensation Committee and serves as the chair of our Compensation Committee. We have determined that Ms. Christina Maldonado satisfies the “independence” requirements of the Nasdaq listing rules. We are currently relying on a phase-in period under Nasdaq listing rules which allows us to phase in our compliance with certain Nasdaq listing rules over a one year period beginning on the date that the Company ceased to be a “controlled company.” Pursuant to this phase-in period, the Company will be required to add a second member to the Compensation Committee within one year of the date that the Company ceased to be a “controlled company.”

Nominating and Corporate Governance Committee. Because we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, on February 2, 2026, we formed a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and adopted a charter for the Nominating and Corporate Governance Committee. The charter can be found in the “Governance” section of the “Investors” tab on the Company’s website at https://www.tenholdingsinc.com/. Mr. Gan Yong Sheng is the sole member of our Nominating and Corporate Governance Committee and serves as the chair of our Nominating and Corporate Governance Committee. We have determined that Mr. Gan Yong Sheng satisfies the “independence” requirements of the Nasdaq listing rules.

Insider Trading Policy

Our Board adopted an Insider Trading Policy, which prohibits, among other things, our directors, officers, and employees from engaging in any hedging or monetization transactions with respect to the Company’s securities. In addition, our Insider Trading Policy prohibits our directors, officers, and employees from engaging in certain short-term or speculative transactions in the Company’s securities, such as short-term trading, short sales, and publicly traded options, which could create heightened legal risk and/or the appearance of improper or inappropriate conduct by our directors, officers, and employees. Our Insider Trading Policy is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation.

This section provides an overview of our executive and director compensation programs. We meet the requirements of a “smaller reporting company” and have utilized the scaled reporting requirements available to qualifying companies.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2025, and 2024, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer (“PEO”) or other executive officer(s) during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Randolph Wilson Jones III, Chief Executive Officer and Director	2025	300,000	95,263	-	-		-	-	-		395,263
	2024	298,077	132,536	-	4,321,644	(2)	-	-	-		4,752,257
John M. Orobono Jr., Former Chief Financial Officer, Secretary and Director(3)	2025	220,000	-	-	-		-	-	45,000	(5)	265,000
	2024	162,077	25,000	-	864,798	(4)	-	-	-		1,051,875
Virgilio D. Torres, Chief Financial Officer, Secretary and Director(6)	2025	265,000	33,125	-	1,013,756	(7)	-	-	-		1,311,881

Notes:

(1)	Amounts in this column represent the aggregate grant-date fair value of option awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 718 (“Topic 718”). For a summary of all assumptions made in the valuation of the option awards, see “Note 12 – Equity Incentive Plan” to our consolidated financial statements included elsewhere herein.

(2)	On October 10, 2024, the Company granted Mr. Jones an option to purchase 1,381,750 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 91,953, with an exercise price of $6.90 per share. The fair value of the stock option as of the grant date was $3.13 per share and was estimated using the Black-Scholes option-pricing model. Adjusted for the Company’s 1-for-15 reverse stock split, the grant date fair value of the stock option, estimated using the Black-Scholes option-pricing model, was $6.90 per share.

(3)	On May 9, 2025, Mr. John M. Orobono Jr. resigned as Chief Financial Officer, Secretary and Director of the Company.

(4)	On October 10, 2024, the Company granted Mr. Orobono an option to purchase 276,500 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 4,608, with an exercise price of $6.90 per share. The fair value of the stock option as of the grant date was $3.13 per share and was estimated using the Black-Scholes option-pricing model. Adjusted for the Company’s 1-for-15 reverse stock split, the grant date fair value of the stock option, estimated using the Black-Scholes option-pricing model, was $6.90 per share. Upon Mr. Orobono’s resignation on May 9, 2025, the option had vested as to 69,125 shares of the Company’s common stock. On August 7, 2025 the vested portion of the option was returned pursuant to the vesting and forfeiture terms of the option grant.

(5)	Represents severance paid to Mr. Orobono in connection with his May 9, 2025 resignation.

(6)	On June 30, 2025, the Board appointed Mr. Virgilio D. Torres to serve as the new Chief Financial Officer, Secretary and Director of the Company.

(7)	On June 30, 2025, the Company granted Mr. Torres an option to purchase 323,884 shares of the Company’s common stock with an exercise price of $0.36 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. The fair value of the stock option as of the grant date was $116,598 per share and was estimated using the Black-Scholes option-pricing model. Adjusted for the Company’s 1-for-15 reverse stock split, the grant date fair value of the stock option, estimated using the Black-Scholes option-pricing model, was $3.13 per share.

Employment Agreements with Our Named Executive Officers

The Company has entered into employment agreements with Randolph Wilson Jones III, our Chief Executive Officer, and Virgilio D. Torres, our Chief Financial Officer and Secretary. A summary of the terms of the current employment agreements with our Company is set forth below.

Employment Agreement with Randolph Wilson Jones III

Pursuant to the employment agreement by and between the Company and Randolph Wilson Jones III, dated December 22, 2025, Mr. Jones serves as the Chief Executive Officer of the Company, and is entitled to (i) an annual salary of $300,000, minus applicable taxes; (ii) an annual bonus based on a target level of $200,000; (iii) such stock options and equity awards as may be determined by the Board of the Company, in its sole discretion, consistent with its policies and practices pertaining to equity awards for Company’s executives; and (iv) participation in any standard employee benefit plan of the Company that existed at the time of the agreement or that may be adopted by the Company in the future, including, but not limited to, any retirement plan, life insurance plan, health insurance plan and travel/holiday plan. Either party may terminate the employment relationship at any time without cause, upon three month prior written notice.

Employment Agreement with John M. Orobono Jr.

Pursuant to the offer letter by and between the Company and John M. Orobono Jr., dated August 1, 2024, Mr. Orobono served as the Chief Financial Officer of the Company, and was entitled to (i) an annual salary of $215,000, minus applicable taxes; (ii) an annual bonus of 20% of the salary, depending on the business performance; (iii) 1% equity stock of TEN Holdings, Inc., to be determined upon establishment of the Company’s equity plan; and (iv) certain benefit plans and a 401(k) retirement plan. Either party was able terminate the employment relationship at any time without cause, and with or without notice. Mr. Orobono’s offer letter was terminated upon his resignation from the Company on May 9, 2025.

Employment Agreement with Virgilio D. Torres

Pursuant to the amended and restated employment agreement by and between the Company and Virgilio D. Torres, dated December 22, 2025, Mr. Torres serves as the Chief Financial Officer of the Company, and is entitled to (i) an annual salary of $265,000, minus applicable taxes; (ii) an annual bonus of 25% of the salary, depending on the business performance; (iii) such stock options and equity awards as may be determined by the Board of the Company, in its sole discretion, consistent with its policies and practices pertaining to equity awards for Company’s executives; and (iv) participation in any standard employee benefit plan of the Company that existed at the time of the agreement or that may be adopted by the Company in the future, including, but not limited to, any retirement plan, life insurance plan, health insurance plan and travel/holiday plan. Either party may terminate the employment relationship at any time without cause, upon three month prior written notice.

Equity Awards to Named Executive Officers

On September 5, 2024, the Company’s Board and sole stockholder adopted an equity incentive plan (the “Original Equity Incentive Plan”) under which an aggregate of 10% of the Company’s authorized shares of common stock, which equals 12,500,000 shares of common stock, were reserved for issuance. On September 27, 2024, the Company’s Board and then sole stockholder approved an amended and restated equity incentive plan (the “Amended and Restated Equity Incentive Plan”) which changed the maximum number of shares of common stock of the Company reserved and available for granting awards from 12,500,000 to 4,000,000. The Amended and Restated Equity Incentive Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock unit, performance award, dividend equivalent, and other stock-based award to selected employees, officers, directors and consultants, for them to acquire a proprietary interest in the growth and performance of the Company.

On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 176,017, with an exercise price of $6.90 per share. The options have a contractual term of ten years and vested as to 60% of the underlying shares upon the completion of the Company’s initial public offering with the remaining 40% of the underlying shares having a one-year cliff, wherein approximately 13.3% vested in October 2025 and the remaining vested or will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the option shall vest by October 2027. Pursuant to the award agreements, an aggregate of 1,122,925 shares of common stock (or 74,862 shares of common stock, as adjusted the Company’s 1-for-15 reverse stock split, effected on December 1, 2025) vested upon the completion of the Company’s initial public offering. The total value of the stock options granted on October 10, 2024 under the Amended and Restated Equity Incentive Plan was $8.3 million as of such grant date.

On June 30, 2025, the Company granted a stock option Mr. Virgilio D. Torres, the Company’s Chief Financial Officer, Secretary and Director, to purchase an aggregate of 323,884 shares of common stock at an exercise price of $0.36 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. The option has a contractual term of ten years and vests as to one third of the underlying shares on June 30, 2026 and vests as to the remaining underlying shares in equal monthly installments beginning on July 30, 2026. The total value of the stock option granted on June 30, 2025 under the Amended and Restated Equity Incentive Plan was approximately $1.0 million as of such grant date.

A summary of the number and the value of the outstanding equity awards as of December 31, 2025, held by the named executive officers is set out in the table below.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randolph Wilson Jones III	69,599	-	22,517	(1)	6.90	October 10, 2034	-	-	-	-
John M. Orobono Jr.(2)	-	-	-		-	-	-	-	-	-
Virgilio D. Torres	-	-	21,592	(3)	5.40	June 30, 2035	-	-	-	-

Notes:

(1)	On October 10, 2024, the Company granted an option to purchase 1,381,750 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 92,117, with an exercise price of $6.90 per share. The option vested as to 60% of the underlying shares upon the completion of the Company’s initial public offering in February 2025 and the remaining 40% have a one-year cliff, wherein approximately 13.3% of the option vested in October 2025 and the remaining option vested or will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the option shall vest by October 2027. The option has an expiration date of October 10, 2034.

(2)	On October 10, 2024, the Company granted Mr. Orobono an option to purchase 276,500 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 4,608, with an exercise price of $6.90 per share. The option vested as to 25% of the underlying shares upon the completion of the Company’s initial public offering in February 2025 and the remaining 75% have a one-year cliff, wherein 25% of the award was to vest in October 2025 and the remaining option was to thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options were to vest by October 2027. Upon Mr. Orobono’s resignation on May 9, 2025, the option had vested as to 69,125 shares of the Company’s common stock. On August 7, 2025 the vested portion of the option was returned pursuant to the vesting and forfeiture terms of the option grant.

(3)	On June 30, 2025, the Company granted options to purchase 323,884 shares of the Company’s common stock with an exercise price of $0.36. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. The option vests as to one third of the underlying shares on June 30, 2026 and vests as to the remaining underlying shares in equal monthly installments beginning on July 30, 2026. The option has an expiration date of June 30, 2035.

Retirement Benefits for Our Named Executive Officers

We maintain medical, dental and vision benefit plans as well as a 401(k) plan in which all full-time employees are eligible to participate. Our 401(k) plan is meant to encourage employees to save some portion of their cash compensation for their retirement. Employees are eligible to participate in our 401(k) plan immediately upon hire.

Change in Control Arrangements

Pursuant to the employment agreement by and between the Company and Randolph Wilson Jones III, dated December 22, 2025, should the Company terminate Mr. Jones’ employment without cause or should Mr. Jones terminate his employment for good reason (as defined in the agreement) within the period commencing six months prior to and ending twelve months following a change in control of the Company, Mr. Jones is entitled to lump sum payment in an amount equal to twelve months of his then current base salary. Upon a change in control, all outstanding unvested stock options then held by Mr. Jones shall fully vest and become exercisable. If following the change in control, a covered termination (as defined in the agreement) occurs, Mr. Jones will be permitted to exercise any vested stock options during the twelve (12) month period following such covered termination through a “cashless exercise,” whereby (a) a number of shares of stock subject to the stock options being exercised that have a total fair market value on the date of such exercise that is equal to (i) the aggregate exercise price for all such stock options being exercised plus (ii) the aggregate tax withholding obligations that Mr. Jones would be subject to upon the exercise of the stock options being exercised, are surrendered to the Company (or its successor) in lieu of payment of such exercise price and tax withholding obligations, and (b) Mr. Jones receives the remaining number of shares of stock subject to such stock options.

Pursuant to the amended and restated employment agreement by and between the Company and Virgilio D. Torres, dated December 22, 2025, should the Company terminate Mr. Torres’ employment without cause or should Mr. Torres terminate his employment for good reason (as defined in the agreement) within the period commencing six months prior to and ending twelve months following a change in control of the Company, Mr. Torres is entitled to lump sum payment in an amount equal to twelve months of his then current base salary. Upon a change in control, all outstanding unvested stock options then held by Mr. Torres shall fully vest and become exercisable. If following the change in control, a covered termination (as defined in the agreement) occurs, Mr. Torres will be permitted to exercise any vested stock options during the twelve (12) month period following such covered termination through a “cashless exercise,” whereby (a) a number of shares of stock subject to the stock options being exercised that have a total fair market value on the date of such exercise that is equal to (i) the aggregate exercise price for all such stock options being exercised plus (ii) the aggregate tax withholding obligations that Mr. Torres would be subject to upon the exercise of the stock options being exercised, are surrendered to the Company (or its successor) in lieu of payment of such exercise price and tax withholding obligations, and (b) Mr. Torres receives the remaining number of shares of stock subject to such stock options.

Clawback Policy

We have adopted a Compensation Recovery Policy effective as of February 2025 that complies with the Nasdaq’s clawback rules promulgated under the SEC’s Rule 10D-1. Under this policy, the Compensation Committee must determine and recover the excess compensation related to all incentive-based compensation that was paid to our executive officers based on financial statements that were subsequently restated. The policy provides that, if the Compensation Committee determines that there has been a material restatement of publicly issued financial results from those previously issued to the public, the Compensation Committee will review all incentive-based compensation made to executive officers during the three-year period prior to the restatement. If such payments would have been lower had they been calculated based on such restated results, the Compensation Committee will recoup the payments in excess of the amount that would have been received had it been determined based on the restated amounts. Additionally, the Sarbanes-Oxley Act of 2002 subjects incentive-based compensation and stock sale profits of our Chief Executive Officer and Chief Financial Officer to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of their misconduct, with any financial reporting requirement under securities laws. Since January 1, 2025, we have not prepared any accounting restatements that would require recoupment of compensation under the Compensation Recovery Policy.

Compensation of Directors

The compensation of our directors is set by our Board.

Yuji Ishida and Gan Yong Sheng, our directors, have served without receiving any compensation for services rendered to our Company or our subsidiary for the fiscal year ended December 31, 2025. Naoaki Mashita, our former director, also served without receiving any compensation for services rendered to our Company or our subsidiary for the fiscal year ended December 31, 2025.

The Company did not pay Randolph Wilson Jones III, John M. Orobono Jr. or Virgilio D. Torres for their services as directors of the Company for the fiscal year ended December 31, 2025, in addition to the compensation awarded pursuant to their respective employment agreements with the Company for their services as executive officers of the Company as disclosed herein.

Timing of Grants of Certain Equity Awards

We do not have any formal policies regarding the timing of awards of options in relation to the disclosure of material nonpublic information. On June 30, 2025, we granted Virgilio D. Torres an option to purchase 323,884 shares of the Company’s common stock with an exercise price of $0.36. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. On July 2, 2025, we filed a Current Report on Form 8-K announcing that the Company had received deficiency letters from the Listing Qualifications Department of Nasdaq. Accordingly, the June 30, 2025 grant occurred during a period beginning four business days before the filing of a Form 8-K that disclosed material nonpublic information and ending one business day after the filing of such report. The table below provides the information required by Item 402(x) of Regulation S-K:

Name	Grant Date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Virgilio D. Torres, Chief Financial Officer, Secretary and Director	June 30, 2025	21,592	5.40	3.13	6.34%

If we grant additional options in the future, it is anticipated that the Board will take material nonpublic information into account when determining the timing and terms of such an award, with the goal being to not grant such awards close in time to the release of any material nonpublic information. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation Committee Interlocks and Insider Participation

The Company is not required to provide the disclosure required for Compensation Committee Interlocks and Insider Participation under Item 407(e)(4) of Regulation S-K, since it qualifies as a “smaller reporting company.”

Compensation Committee Report

The Company is not required to provide the disclosure required for Compensation Committee Report under Item 407(e)(5) of Regulation S-K, since it qualifies as a “smaller reporting company.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Incentive Plan

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plan as of December 31, 2025.

Plan category	Number of shares of common stock to be issued upon vesting of outstanding options(1)(2)	Weighted-average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under the equity incentive plan(1)

Equity compensation plans approved by security holders	179,509	$6.82	87,158
Equity compensation plans not approved by security holders	-	-	-
Total	179,509	$6.82	87,158

(1)	The amounts included herein have been adjusted to account for the Company’s one-for-fifteen (1-for-15) reverse stock split, effected on December 1, 2025.
(2)	Includes the following shares of common stock underlying grants outstanding under the Amended and Restated Equity Incentive Plan: 103,944 shares underlying vested options and 75,232 shares underlying unvested options, subject to time-based vesting.

Beneficial Ownership Table

The following table sets forth information with respect to the beneficial ownership, within the meaning of Rule 13d-3 under the Exchange Act, of our common stock as of the date of this Annual Report.

Beneficial ownership includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Percentage of beneficial ownership of each listed person is based on 3,977,443 shares of common stock outstanding as of March 10, 2026.

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

	Common Stock Beneficially Owned
	Number		Percent
Directors and Named Executive Officers(1):
Randolph Wilson Jones III	74,714	(2)	1.8%
John M. Orobono Jr.	-		-
Christina Maldonado	-		-
Virgilio D. Torres	-		-
Yuji Ishida	-		-
Gan Yong Sheng	-		-
All directors and named executive officers as a group (5 persons):	74,717	(3)	1.8%

5% Stockholders:
V-Cube, Inc. and Naoaki Mashita	1,565,942	(4)	39.4%

Notes:

* Represents less than 1% of beneficial ownership.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1170 Wheeler Way, Langhorne, PA 19047.

(2)	Represents 92,117 shares of common stock underlying the stock options granted to Randolph Wilson Jones III under the Amended and Restated Equity Incentive Plan, which options vested upon the completion of the Company’s initial public offering. The Company has granted Randolph Wilson Jones III options to purchase 1,381,750 shares of common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 92,117, with an exercise price of $6.90 per share. The options are subject to the following vesting terms: 60% vested upon the completion of the Company’s initial public offering, and the remaining 40% have a one-year cliff, wherein approximately 13.3% of the award vested in October 2025 and the remaining award vested or will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the options shall vest by October 2027.

(3)	Includes the shares of common stock underlying the stock options granted to Randolph Wilson Jones III (Chief Executive Officer and Director) but not exercised under the Amended and Restated Equity Incentive Plan, as mentioned in the note above.

(4)

Includes (i) 1,520,000 shares of common stock held by V-Cube, Inc., a Japanese company listed on the Tokyo Stock Exchange and (ii) 45,942 shares of common stock issued to Mr. Naoaki Mashita, the chief executive officer of V-Cube, Inc. and a former director of the Company, on December 23, 2024, pursuant to the partial conversion of the convertible promissory note in the principal amount of $317,000 held by Mr. Naoaki Mashita, upon the conversion of the outstanding principal at a conversion price of $6.90 per share. The registered address of V-Cube, Inc. is NBF Platinum Tower, 16-17/F 1-17-3 Shirokane 108-0072, Tokyo.

Although we continuously consider financing options, including those which may result in a change of control, we are not party to any binding agreement that may, at a subsequent date, result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board and Committee Independence

The Board, at the recommendation of the Nominating and Corporate Governance Committee, determines whether each of our directors is considered independent. For a director to be considered independent, the director must meet the independence standards under the Nasdaq listing standards. The Board must also affirmatively determine, in its opinion and at the recommendation of the Nominating and Corporate Governance Committee, that each director has no relationship that would interfere with the directors’ exercise of independent judgment in carrying out the director’s responsibilities. In addition to the Nasdaq listing standards, the Nominating and Corporate Governance Committee and the Board will consider all relevant facts and circumstances in determining whether a director is independent. The Board, at the recommendation of the Nominating and Corporate Governance Committee, has determined that three of our current five directors, Yuji Ishida, Gan Yong Sheng and Christina Maldonado, satisfy the independence requirements of Nasdaq. In addition, all members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also independent directors as defined under the Nasdaq listing standards and SEC rules and regulations applicable to such committee members.

Material Transactions with Related Parties

The following is a description of transactions since January 1, 2025 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control, and other similar arrangements, which are described under “Item 11. Executive Compensation.”

These related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of Related Parties	Nature of Relationship on December 31, 2025
V-Cube, Inc.	The largest stockholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the largest stockholder of the Company
PAVE Education Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.

In the ordinary course of business, during the year ended December 31, 2025, the Company was involved in certain transactions, either at cost or current market prices, and on normal commercial terms with related parties.

The Company had the following related party balances as of December 31, 2025 (in thousands):

	Nature of transactions	December 31, 2025
Receivable due from related party:
V-Cube, Inc.	For additional paid-in capital	$5,400

	Nature of transactions	Amount Outstanding as of December 31, 2025	Largest Aggregate Amount Outstanding During the Year Ended December 31, 2025
Short-term loans due to related parties:
V-Cube, Inc.	Loan payable for working capital	465	4,062
Naoaki Mashita	Loan payable for working capital	120	450
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,665	1,815
PAVE Education Pte. Ltd.	Loan payable for working capital	2,321	2,322

During the year ended December 31, 2025, the Company paid V-Cube, Inc. $2.0 million of the aggregate principal amount of the loan with V-Cube, Inc. and no payments were made with respect to the aggregate principal amount owed on the loans from Naoaki Mashita, Wizlearn Technologies Pte. Ltd. or PAVE Education Pte. Ltd. The interest due under the loans with related parties has a PIK feature and all interest thereunder will be added to the principal and be due upon maturity. All of the loans hold a rate of 6%.

Related Party Transactions Policy

The Company has adopted written policies and procedures for the review, approval, and ratification of transactions with related persons. These policies apply to any transaction, arrangement, or relationship in which the Company is a participant and in which a director, executive officer, holder of more than 5% of the Company’s outstanding capital stock, or any of their immediate family members has or may have a direct or indirect material interest.

Under these policies, related party transactions are reviewed to determine whether the terms of the transaction are fair and reasonable to the Company and on terms no less favorable than those that could be obtained from unaffiliated third parties. In evaluating such transactions, the Company considers, among other factors, the nature of the related person’s interest, the material terms of the transaction, the benefits to the Company, and whether the transaction could give rise to a conflict of interest.

All related party transactions are subject to review and approval by the Board or the Audit Committee, as applicable.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended December 31, 2025 and 2024, we incurred aggregate fees and expenses of approximately $0.3 million and $0.2 million, respectively, from ASSENTSURE PAC, Grassi & Co., CPAs, P.C. and CohnReznick for work completed for our annual audits. ASSENTSURE PAC and Grassi & Co., CPAs,P.C. were appointed our auditor in the year ended December 31, 2025 and 2024, respectively.

	Years ended December 31,
	2025	2024
Audit Fees	$290	$236
Audit-Related Fees	$-	$-
Tax Fees	$23	$-
All Other Fees	$-	$-
Total Fees	$313	$236

Pre-Approval Policy

Pursuant to our Audit Committee charter, the Audit Committee is directly responsible for the appointment, compensation, retention, removal and oversight of the work of the independent auditor. The Audit Committee does not have written policies and procedures related to pre-approval of audit or non-non-audit services, however, the Audit Committee, pursuant to the Audit Committee charter, pre-approves the engagement of all independent auditors. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures, if and when such policies and procedures are established by the Audit Committee, regarding the Company’s engagement of the independent auditor, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the management of the Company. For the years ended December 31, 2025 and 2024, the Audit Committee pre-approved all work performed by ASSENTSURE PAC and Grassi & Co., CPAs, P.C.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	10-Q	001-42515	3.1	November 10, 2025

3.2	Bylaws	10-Q	001-42515	3.2	November 10, 2025

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

4.2	Description of Securities				Filed herewith

10.1†	Form of Indemnification Agreement by and between the Registrant and its officers and directors	S-1	333-282621	10.3	October 11, 2024

10.2†	Employment Agreement dated August 1, 2024 by and between John M. Orobono Jr. and the Registrant	S-1	333-282621	10.2	October 11, 2024

10.3	Agreement for loan condition by and between V-Cube, Inc. and Xyvid, Inc.	S-1	333-282621	10.5	October 11, 2024

10.4	Agreement for loan condition by and between Wizlearn Technologies Pte. Ltd. and Xyvid, Inc.	S-1	333-282621	10.6	October 11, 2024

10.5	Agreement of lease by and between Xyvid, Inc. and GHDLCK LLC	S-1	333-282621	10.7	October 11, 2024

10.6	Consulting Agreement with Spirit Advisors, LLC	S-1	333-282621	10.8	October 11, 2024

10.7	Master Service Agreement by and between the Registrant and its Largest Customer for the Fiscal Year Ended December 31, 2025 (portions of the exhibit will be omitted pursuant to Item 601 of Regulation S-K)	10-K	001-42515	10.9	March 28, 2025

10.8	The Registrant’s Amended and Restated 2024 Equity Incentive Plan	S-1	333-282621	10.12	October 11, 2024

10.9	Follow-on Offering Advisory Agreement by and between the Registrant and RyuShin Advisors LLC dated February 18, 2025	10-Q	001-42515	10.21	May 19, 2025

10.10	Master Services Agreement by and between the Registrant and PeakValue, LLC dated February 18, 2025	10-Q	001-42515	10.22	May 19, 2025

10.11	Consultancy Agreement by and between the Registrant and Jipsy Trade Limited dated February 18, 2025	10-Q	001-42515	10.24	May 19, 2025

10.12	Purchase Agreement, dated as of June 23, 2025, between TEN Holdings, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-42515	10.1	June 25, 2025

10.13	Registration Rights Agreement, dated as of June 23, 2025, between TEN Holdings, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-42515	10.2	June 25, 2025

10.14+	Reseller Program Agreement, dated as of October 21, 2025, between TEN Holdings, Inc. and Xcyte Digital Corporation	10-Q	001-42515	10.3	November 10, 2025

10.15	Form of Stock Purchase Agreement, dated December 22, 2025.	8-K	001-42515	10.1	December 29, 2025

10.16+	Registration Rights Agreement, dated December 22, 2025, by and among TEN Holdings, Inc. and the Purchasers named therein	8-K	001-42515	10.2	December 29, 2025

10.17†	Employment Agreement, dated December 22, 2025, by and between TEN Holdings, Inc. and Randolph Wilson Jones III	8-K	001-42515	10.3	December 29, 2025

10.18†	Amended and Restated Employment Agreement, dated December 22, 2025, by and between TEN Holdings, Inc. and Virgilio D. Torres	8-K	001-42515	10.4	December 29, 2025

10.19	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.20	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.21	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and Wizlearn Technologies Pte. Ltd.	-	-	-	Filed herewith

10.22	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.23	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.24	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.25	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.26	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and PAVE Education Pte. Ltd.	-	-	-	Filed herewith

10.27	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and V-Cube Inc.	-	-	-	Filed herewith

10.28	Extension Agreement for Loan Conditions, dated December 31, 2025, by and between TEN Events Inc. and Noaoki Mashita	-	-	-	Filed herewith

10.29	Corporate Support and Funding Agreement, dated March 18, 2026, by and between V-Cube, Inc. and the Registrant	-	-	-	Filed herewith

19.1	Insider Trading Policy	-	-	-	Filed herewith

21.1	Subsidiaries	S-1	333-282621	21.1	October 11, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith

97.1	Compensation Recovery Policy	-	-	-	Filed herewith

101.INS	Inline XBRL Instance Document	-	-	-	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
+	The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.
†	This exhibit constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEN Holdings, Inc.

Date: March 18, 2026	By:	/s/ Randolph Wilson Jones III
	Name:	Randolph Wilson Jones III
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randolph Wilson Jones III	Chief Executive Officer and Director	March 18, 2026
Name: Randolph Wilson Jones III	(Principal Executive Officer)

/s/ Virgilio D. Torres	Chief Financial Officer, Secretary, and Director	March 18, 2026
Name: Virgilio D. Torres	(Principal Accounting and Financial Officer)

/s/ Christina Maldonado	Director	March 18, 2026
Name: Christina Maldonado

/s/ Yuji Ishida	Director	March 18, 2026
Name: Yuji Ishida

/s/ Gan Yong Sheng	Director	March 18, 2026
Name: Gan Yong Sheng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TEN Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEN Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since inception and will need additional funding for operations and product development, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AssentSure PAC

We have served as the Company’s auditor since 2025.
Singapore
March 18, 2026
PCAOB ID Number 6783

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,631	$48
Accounts receivable, net	635	515
Receivable due from related party	5,400	—
Prepaid expenses and other current assets	2,759	1,224
Total Current Assets	10,425	1,787
Non-current Assets:
Property and equipment, net	172	219
Operating lease right-of-use assets, net	455	530
Intangible assets, net	—	3,888
Other assets	914	—
Total Non-current Assets	1,541	4,637
Total Assets	$11,966	$6,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$284	$561
Other payable and accrued expenses	1,900	970
Payable due to related party	—	156
Deferred revenue	430	147
Current portion of operating lease liabilities	80	71
Short-term loans - Related party	4,571	5,617
Total Current Liabilities	7,265	7,522
Non-current Liability:
Non-current operating lease liabilities	422	502
Total Non-current Liability	422	502
Total Liabilities	7,687	8,024
Commitment and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of December 31, 2025 and 2024; No shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value – 250,000,000 shares authorized as of December 31, 2025 and 2024; 3,977,443 and 1,712,609 shares issued and outstanding as of December 31, 2025 and 2024, respectively**	*	*
Additional paid-in capital	25,710	322
Accumulated deficit	(21,431)	(1,922)
Total Stockholders’ Equity	4,279	(1,600)
Total Liabilities & Stockholders’ Equity	$11,966	$6,424

The accompanying notes are an integral part of the consolidated financial statements.

*	Less than $1,000
**	The number of shares presented above is adjusted retrospectively to reflect the 1 for 15 reverse stock split effected on December 1, 2025.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$3,104	$3,425
Revenue - Related party	—	79
Cost of revenue	(663)	(652)
Gross profit	2,441	2,852
Operating expenses:
Selling, General and Administrative Expenses	15,276	5,290
Selling, General and Administrative Expenses - Related party	—	100
Depreciation expenses	591	190
Total operating expenses	15,867	5,580
Loss from operations	(13,426)	(2,728)
Other expenses, net	(1,605)	(30)
Impairment loss	(4,194)	—
Interest expenses, net	(284)	(210)
Loss before income taxes	(19,509)	(2,968)
Income tax expense	—	—
Net Loss	$(19,509)	$(2,968)
Net loss per share attributable to common stockholders, basic and diluted	$(8.58)	$(1.78)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted*	2,272,982	1,667,674

The accompanying notes are an integral part of the consolidated financial statements.

*	Giving retroactive effect to the 1 for 15 reverse stock split effected on December 1, 2025.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

	Stock Class			Additional		Total Stockholders’
	Common Stock			Paid-In	Accumulated	Equity
	Shares**	Amount		Capital	Deficit	(Deficit)
Balance, December 31, 2023	1,666,667	$	*	$5	$1,046	$1,051
Conversion of convertible promissory note	45,942		*	317	—	317
Net loss	—		—	—	(2,968)	(2,968)
Balance, December 31, 2024	1,712,609		*	322	(1,922)	(1,600)
Issuance of shares upon initial public offering, net of offering costs	111,133		*	7,842	—	7,842
Stock-based compensation	—		—	4,857	—	4,857
Issuance of shares in connection with consulting agreement	222,487		*	*	—	—
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	469,430		*	3,205	—	3,205
Share issued for cash	466,667		*	1,838	—	1,838
Issuance of underwriter shares	4,117		*	*	—	—
Issuance of shares, net of offering costs	991,000		*	2,246	—	2,246
Capital contribution	—		—	5,400	—	5,400
Net loss	—		—	—	(19,509)	(19,509)
Balance, December 31, 2025	3,977,443	$	*	$25,710	$(21,431)	$4,279

The accompanying notes are an integral part of the consolidated financial statements.

*	Less than $1,000
**	The number of shares presented above is adjusted retrospectively to reflect the 1 for 15 reverse stock split effected on December 1, 2025.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,509)	$(2,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591	190
Non-cash lease expenses	75	71
Non-cash interest expenses	241	218
Stock-based compensation	4,857	—
Loss on extinguishment of debt	1,599	—
Impairment loss on intangible assets	4,194	—
Changes in operating assets and liabilities:
Accounts receivable	(120)	(156)
Prepaid expenses and other current assets	(1,536)	(90)
Income tax receivable	—	91
Other assets	(914)	—
Accounts payable	(291)	(85)
Payable due to related party	(156)	108
Other payable and accrued expenses	693	326
Deferred revenue	282	(127)
Operating lease liabilities	(71)	(63)
Net cash used in operating activities	(10,065)	(2,485)
Cash flows from investing activities:
Purchase of property and equipment	—	(38)
Purchase of capitalized internal-use software	(850)	(999)
Net cash used in investing activities	(850)	(1,037)
Cash flows from financing activities
Proceeds from short-term loans - Related party	2,826	4,244
Repayments of short-term loans - Related party	(2,000)	—
Proceeds from issuance of shares	11,926	—
Payment for Issuance of shares in settlement of claims	(254)	—
Payment for deferred offering costs	—	(1,031)
Net cash provided by financing activities	12,498	3,213
Net change in cash and cash equivalents	1,583	(309)
Cash and cash equivalents at beginning of period	48	357
Cash and cash equivalents at end of period	$1,631	$48

Non-cash investing and financing activities:
Settlement of debt through issuance of common stock	$1,872	$—
Conversion of promissory note	$—	$317
Capital contribution	$5,400	$—

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

At incorporation, the Company issued 100 shares of common stock with no stated par value. On July 2, 2024, as part of its reorganization, the Company entered into a share exchange agreement with V-Cube, Inc., the Company’s then-principal stockholder. The Company acquired 1,000 shares of Ten Events from V-Cube, Inc. in exchange for 100 shares of common stock of the Company’s. After the share exchange, Ten Events became a wholly owned subsidiary of the Company.

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

On October 9, 2024, the Company’s sole director and the majority stockholder approved a reverse stock split of the Company’s issued common stock at a ratio of 2:1, which became effective on October 9, 2024.

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

On November 10, 2025, the Company’s Board of Directors approved a reverse stock split of the Company’s issued common stock at a ratio of 15:1, which became effective on December 1, 2025.

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

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the year ended December 31, 2025, the Company had a net loss of $19,509, net cash used in operations of $10,065, and as of December 31, 2025, the Company had an accumulated deficit of $21,431. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the reported amounts of revenue and expense during the reporting period. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future and include, but are not limited to, allowance for credit losses, useful lives of property and equipment and capitalized software, the carrying value of operating lease right-of-use assets, impairment of long-lived assets and valuation allowance of deferred tax assets. Actual results could differ from those estimates.

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

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

Hybrid, virtual and physical event revenue

Revenue from hybrid, virtual and physical events is generated from producing and delivering hybrid or virtual events using the Company’s platform, the Xyvid Pro Platform and SaaS Development, or delivering physical events. Virtual events are online events and conferences where participants interact in an online environment, and physical events are events where participants meet in a physical location.

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

For the year ended December 31, 2025 and 2024, there was one customer who accounted for more than 10% of the Company’s total revenue in both periods. As of December 31, 2025 and 2024, there were three and two customers, respectively, who accounted for more than 10% of the Company’s total accounts receivable in the respective periods.

For the year ended December 31, 2025 and 2024, there was one supplier and there were two suppliers, respectively, who accounted for more than 10% of the Company’s total purchase in the respective periods. As of December 31, 2025 and 2024, there were three and four suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable in the respective periods.

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

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record an allowance for credit loss as of December 31, 2025 and 2024.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the year ended December 31, 2025 and 2024.

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

Upon the completion of the initial public offering, the deferred offering costs were fully charged to additional paid-in capital, and there was no balance as of December 31, 2025.

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

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. The amount of revenue recognized during the year ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $147 and $275, respectively.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. For the year ended December 31, 2025 and 2024, these costs were $853 and $160, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the years ended December 31, 2025 and 2024, the Company recognized $66 and $46, respectively, of expenses for the defined contribution plans.

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

Net Loss per Share

Basic net loss per common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common stock is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock method.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

In December 2025, the FASB issued ASU 2025-11, Derivatives and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606): Scope Refinements and Share-Based Noncash Consideration. This ASU clarifies the scope of derivative accounting for certain contracts and the accounting for share-based noncash consideration received from customers. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the interim disclosure requirements and the applicability of Topic 270. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

3. Property and Equipment, Net

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31,
	2025	2024
Computer and equipment	$487	$487
Furniture and fixture	17	17
Leasehold improvement	20	20
Total property and equipment	524	524
Less: Accumulated depreciation	(352)	(305)
Total property and equipment, net	$172	$219

The Company recognized depreciation expenses on property and equipment of $47 and $54 during the year ended December 31, 2025 and 2024, respectively.

4. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software. As of December 31, 2025 and 2024, the balance of the capitalized software was $4,874 and $3,806, respectively, of which nil and $218 was under the application development stage as of the respective period end.

The Company has performed impairment assessment and identified triggering events, including recurring operating losses and negative cash flows, indicating that the carrying amount of the intangible assets may not be recoverable. Accordingly, the Company recognized an impairment loss of $4,194 related to the capitalized software during the year ended December 31, 2025. Impairment loss is included in other expenses, net in the Consolidated Statements of Operations.

As of December 31, 2025 and 2024, intangible assets consisted of the following:

	At December 31,
	2025	2024
Capitalized software	$4,874	$3,806
Under the application development stage	—	218
Total intangible assets	4,874	4,024
Less: Impairment	(4,194)	—
Less: Accumulated Amortization	(680)	(136)
Intangible assets, net	$—	$3,888

The Company recognized amortization expenses on intangible assets of $544 and $136 during the year ended December 31, 2025 and 2024, respectively.

5. Leases

The Company has an operating lease for its office space in Pennsylvania. As of December 31, 2025 and 2024, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	December 31,
	2025	2024
Right-of-Use Assets
Operating lease assets	$455	$530
Lease Liabilities
Operating lease liabilities - Current	$80	$71
Operating lease liabilities - Non-current	$422	$502

The following table summarizes the contractual maturities of operating lease liabilities as of December 31, 2025:

Year ending December 31,
2026	$108
2027	112
2028	117
2029	121
2030	126
Total lease payments	584
Less amounts representing interest	(82)
Present value of lease payments	502
Less: current portion	(80)
Non-current lease liabilities	$422

The following table illustrates information for the Company’s operating lease during the year ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Total operating lease cost	$71	$63
Short-term lease cost	$—	$14
Cash paid for amounts included in the measurement of the operating lease liability	$104	$100
Weighted average remaining lease term (years)	5.0	6.0
Weighted average discount rate	6.00%	6.00%

6. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of December 31, 2025 and 2024.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of December 31, 2025 and 2024, except those disclosed below.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. On October 28, 2025, the Company learned that the SEC is conducting a related investigation pursuant to its authority. On March 10, 2026, the Company received a subpoena for documents from the SEC, which also calls for the production of documents related to the Company’s initial public offering and other items. The Company intends to fully cooperate with both investigations and comply with its obligations under the subpoenas. It is not possible at this time to predict when the investigations will be resolved, the outcome of the investigations, or their potential impact on the Company.

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

7. Other Payables and Accrued Expenses

As of December 31, 2025 and 2024, other payable and accrued expenses include the following components:

	December 31,
	2025	2024

Other payables	$490	$—
Accrued operating expenses	619	310
Accrued payroll expenses	217	256
Other accrued expenses	574	404
Total other payable and accrued expenses	$1,900	$970

8. Short-term Loans – Related Party

Short-term loans as of December 31, 2025 and 2024 consisted of the followings:

			December 31,
	Interest Rate	Maturity	2025	2024
V-cube Inc.	6.00%	June 30, 2026	$465	$4,062
Wizlearn Technologies Pte. Ltd.	6.00%	June 30, 2026	1,665	1,555
Pave Education Pte. Ltd.	6.00%	June 30, 2026	2,321	—
Naoaki Mashita	6.00%	June 30, 2026	120	—
Total short-term loans			$4,571	$5,617

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024
Basic and Diluted Net Loss Per Common Share:
Net loss attributable	$(19,509)	$(2,968)
Weighted average common shares outstanding – basic and diluted	2,272,982	1,667,674
Net loss per common share – basic and diluted	$(8.58)	$(1.78)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Common stock options	74,862	—

10. Income Taxes

The component of loss before income taxes for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
United States	$(19,509)	$(2,968)

The components of income tax expense for the years ended December 31, 2025 and 2024 were as follows:

Year Ended December 31,
	2025	2024
Current	$—	$—
Deferred	—	—
Total	$—	$—

A reconciliation of income tax expense to the amount of income tax expense at the statutory rate in the U.S. for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Income tax benefit at the statutory rate	$(4,097)	$(623)
Increase (reduction) in taxes resulting from:
State tax—net of federal	—	(270)
Change in valuation allowance	2,000	1,629
Permanent difference	—	71
SALT Rate change	—	(756)
Research and development credits	—	(26)
Nontaxable or Nondeductible Items	2,097	—
Other	—	(25)
Income tax expense	$—	$—

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows

	December 31,
	2025	2024
Deferred tax assets:
Goodwill	$6,844	$7,598
Lease liability	175	181
Accrued interest	75	85
Net operating loss carryforwards	5,953	3,475
Impairment	1,301	—
R&D credit	—	122
Other	123	13
Total deferred tax assets	14,471	11,474
Deferred tax liabilities:
Fixed assets	40	53
Right-of-use assets	163	167
Assets capitalized for book not for tax	291	295
Other	234	244
Total deferred tax liabilities	728	759
Less: Valuation allowance	(13,743)	(10,715)
Net deferred tax assets/(liabilities)	$—	$—

As of December 31, 2025, the Company had a federal NOL carryforwards of $19,972, and state NOL carryforwards of $28,689. As a result of the Tax Cuts and Jobs Act of 2017 (“TCJA”), for U.S. income tax purposes, NOL generated in tax years beginning after December 31, 2017 may be carried forward indefinitely to offset future taxable income. The total amount of the federal NOL as of December 31, 2025 which may be carried forward indefinitely is $18,455. The state NOL may generally be carried forward for twenty years and may be applied against future taxable income.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Internal Revenue Code Section 174 related to federal tax treatment of research and experimental expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize such expenditures over a period of five years for domestic research and fifteen years for non-US research. For the year ended December 31, 2025 and 2024, the Company recognized a $570,856 and $506,130 favorable temporary difference for the amortization of these expenditures.

As of December 31, 2024, the Company had a federal NOL carryforwards of $12,373, and state NOL carryforwards of $14,125.

The Company recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2025 and 2024. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. The valuation allowance the Company recorded as of December 31, 2025 and 2024 was $13,743 and $10,715, respectively.

The net changes in the total valuation allowance for net deferred tax assets for the years ended December 31, 2025 and 2024 consist of the following:

	Year Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$10,715	$9,098
Additions	3,028	1,617
Valuation allowance at end of year	$13,743	$10,715

Currently, there are no federal or state tax audits pending. The Company’s corporate federal and state tax returns from 2022 to 2024 remain subject to examination by tax authorities.

At December 31, 2025, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the year ended December 31, 2025, the Company recorded no interest and penalties on income taxes. At December 31, 2025, there was no accrued interest included in income taxes payable.

11. Stockholders’ Equity

Preferred Stock

As of December 31, 2025, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of December 31, 2025.

Common Stock

As of December 31, 2025, the Company has authorized 250,000,000 shares of common stock. Each holder of common stock is entitled to one vote for each share held as of the record date and is entitled to receive dividends, when, as and if declared by the stockholders’ meeting or the Board of Directors. The total common stock issued and outstanding as of December 31, 2025 was 3,977,443 shares.

On October 9, 2024, the Company’s sole director and majority stockholder approved a reverse stock split of the Company’s issued common stock at a ratio of 2:1, which became effective on October 9, 2024.

On December 23, 2024, the convertible promissory note dated September 5, 2024, held by Naoaki Mashita, the Chief Executive Officer of V-Cube, Inc., the then-principal stockholder of the Company, having the outstanding principal balance of $317 was partially converted into 45,942 fully paid and non-assessable unregistered shares of common stock of the Company at a conversion price of $6.9 per share, relative to the principal amount outstanding, in accordance with the terms thereof.

On February 18, 2025, the Company completed its initial public offering (“IPO”) of 111,133 shares of common stock at a public offering price of $90.00 per share. The net proceeds to the Company from the IPO, after deducting underwriting discounts and offering expenses of approximately $1,102 payable by the Company, were approximately $8,900.

On February 19, 2025, Spirit Advisors, LLC (“Spirit Advisors”) elected to exercise certain warrants in full that were issued to it by the Company in partial consideration for consulting services rendered in connection with the IPO. The net shares issued pursuant to such exercise were 89,154 shares of the Company’s common stock.

On March 17, 2025, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to $1,000 of its outstanding shares of common stock. On March 18, 2025, the Company entered into a letter agreement with Bancroft Capital, LLC to assist the Company with its share repurchase program.

On April 23, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Sunpeak Holdings Corporation (“SHC”), which became effective on April 30, 2025, to settle outstanding claims owed to SHC. Pursuant to the Settlement Agreement, SHC agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling approximately $4.9 million (the “Claims”) and agreed to exchange such Claims for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares would be priced at the closing price of the Company’s common stock, subject to adjustment pursuant to the terms of the Settlement Agreement. The Company issued to SHC, on the issuance date(s), 11,667 freely trading shares pursuant to the agreement. During the year ended December 31, 2025, the total of 469,430 shares were issued in settlement of claims.

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

On June 23, 2025, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park Capital”). Under the Purchase Agreement, the Company may, from time to time over a 24-month period, sell to Lincoln Park Capital up to an aggregate of $20 million of newly issued shares of its common stock. During the year ended December 31, 2025, the Company sold and issued a total of 466,667 shares of common stock for an aggregate purchase price of $1,973 to Lincoln Park Capital. The Company also issued 133,333 shares of common stock to Spirit Advisors LLC in exchange for advisory services related to the Company’s financing initiatives. These transactions were recorded within stockholders’ equity.

On November 10, 2025, the Company’s board of directors approved a reverse stock split of the Company’s issued common stock at a ratio of 15:1, which became effective on December 1, 2025.

On December 22, 2025, the Company entered into a series of stock purchase agreements with certain accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell shares of its common stock, par value $0.0001 per share, in a private investment in public equity (“PIPE”) transaction.

The stock purchase agreements were entered into with multiple investors as part of a single private placement offering. In the aggregate, the Company issued approximately 991,000 shares of its common stock at a purchase price of $2.27 per share for total gross proceeds of approximately $2,269. Net proceeds from the PIPE financing, after deducting placement agent fees and other offering expenses of approximately $2,246, were approximately $2,246.

12. Equity Incentive Plan

On September 27, 2024, the Company’s Board of Directors approved the Company’s 2024 Equity Incentive Plan (the “Equity Incentive Plan”). On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 176,017 shares of common stock at an exercise price of $6.90 per share. The options have a contractual term of ten years and vest upon the satisfaction of service conditions for Company employees and performance conditions for Company directors. Of the 176,017 stock options granted, 74,862 stock options vested on February 18, 2025 upon the completion of the Company’s IPO.

The fair value of the stock options was estimated using the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used to estimate the fair value of the stock option.

Expected term	5 years
Expected volatility	49.04%
Expected dividend rate	0.00%
Risk-free rate	3.75%

The Company recognized stock-based compensation expenses of $4,857 and nil during the year ended December 31, 2025 and 2024, respectively. Stock-based compensation expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The following is a summary of stock option activity under the Company’s Equity Incentive Plan during the year ended December 31, 2025:

	Number of shares	Weighted- Average Grant- Date Fair Value	Weighted-average remaining contractual term (in years)
Unvested balance as of December 31, 2024	176,017	$46.91
Granted	21,925	3.30
Vested	(74,862)	46.91
Forfeited	(13,825)	46.91
Unvested balance as of December 31, 2025	109,255	$39.15	8.9

As of December 31, 2025, the Company’s unrecognized stock-based compensation expense for unvested options was $3,473.

13. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the year ended December 31, 2025 and 2024. The Company had no revenue derived from geographical regions outside of the U.S. during the year ended December 31, 2025 and 2024. All revenue during the year ended December 31, 2025 and 2024 was recognized when the performance obligation was satisfied at point in time.

	Year Ended December 31,
	2025	2024
Delivered events - Virtual and Hybrid	$2,737	$3,219
Delivered events - Physical	367	285
Total	$3,104	$3,504

The following table summarizes the activity in deferred revenue during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$147	$275
Revenue earned	(1,061)	(1,245)
Deferral of revenue	1,344	1,117
Balance, end of year	$430	$147

14. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the year ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Delivered events - Virtual and Hybrid	$566	$557
Delivered events - Physical	97	95
Total	$663	$652

15. Consulting and Advisory Agreement

On July 18, 2025, the Company entered into a market awareness agreement, dated as of June 27, 2025 (the “MCA Agreement”), with MicroCap Advisory, LLC (the “MC Advisor”), pursuant to which the MC Advisor will provide investor communications and market awareness services to the Company for a six-month term. The MC Advisor will develop and implement a multi-step investor outreach strategy, including positioning, media planning, and campaign execution. As compensation, the MC Advisor received a $15,000 setup fee and is entitled to $100,000 per month, beginning one week after execution of the MCA Agreement. Additionally, the Company issued 33,333 fully earned warrants to the MC Advisor, exercisable at $6.00 per share for two years, with anti-dilution adjustments in the event of a reverse stock split and cashless exercise rights if unregistered. The fair value of the warrants will be measured on the grant date and recognized as an expense within selling, general and administrative expenses, with a corresponding increase to additional paid-in capital. Either party may terminate the MCA Agreement after 60 days upon 30 days’ written notice. As of the date of this report, the Company has no timeline of when the Company will issue any warrants to the MC Advisor.

On February 5, 2024, V-Cube, Inc., the former principal stockholder of the Company, entered into a consulting and services agreement with Spirit Advisors, which agreement was assigned to and assumed by the Company on September 5, 2024. Pursuant to the agreement, the Company agreed to compensate Spirit Advisors with warrants, which became exercisable upon completion of the Company’s IPO for the period of 10 years to purchase 4.9% of the fully diluted share capital of the Company as of February 12, 2024 for an exercise price per share of $0.3, subject to adjustments as set forth in the warrants, as partial compensation for professional services provided by Spirit Advisors in connection with the IPO.

The warrants became exercisable upon the completion of the IPO. On February 19, 2025, Spirit Advisors elected to exercise its warrants in full. The net shares issued under this exercise were 89,154 shares of common stock. These transactions were recorded within stockholders’ equity.

16. Related Party

The related parties that had material balances and transactions as of and for the years December 31, 2025 and 2024 consist of the following:

Name of Related Party	Nature of Relationship at December 31, 2025
V-Cube, Inc.	The largest stockholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Pave Education Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the largest stockholder of the Company

Name of Related Party	Nature of Relationship at December 31, 2024
Dyventive, Inc	A company controlled by Dave Kovalcik, the director of V-cube Inc., the majority stockholder of the Company
GHDLCK, LLC	A company controlled by an immediate family member of Dave Kovalcik, the director of V-cube Inc., the majority stockholder of the Company
PharMethod, Inc	A company controlled by Dave Kovalcik, the director of V-cube Inc., the majority stockholder of the Company
V-Cube, Inc.	The majority stockholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company

The Company had the following related party balances as of December 31, 2025 and 2024:

		December 31,
	Nature of transactions	2025	2024
Receivable due from related party:
V-Cube, Inc.	For additional paid-in capital	$5,400	$—
Payable due to related party:
GHDLCK, LLC	Payable related to rental expenses	—	83
PharMethod, Inc	Payable related to operating expenses	—	73
Short-term loans due to related party:
V-cube Inc.	Loan payable for working capital	465	4,062
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	1,665	1,555
Pave Education Pte. Ltd.	Loan payable for working capital	2,321	—
Naoaki Mashita	Loan payable for working capital	120	—

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

The Company had the following related party transactions during the year ended December 31, 2025 and 2024:

		Year Ended December 31,
	Nature of transactions	2025	2024
Revenue from related party:
Dyventive, Inc	Sales from delivered events	$—	$33
PharMethod, Inc	Sales from delivered events	—	47
Selling, General and Administrative Expenses with related party:
GHDLCK, LLC	Rental expense for the Company’s office	—	100

17. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through March 18, 2026, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements.

