Form 10-Q
period 2026-03-31
TEN Holdings, Inc.
filed 2026-05-15
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 3,977,443 shares of common stock, par value $0.0001 per share, outstanding.

TEN Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

TEN Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$79	$1,631
Accounts receivable, net	596	635
Receivable due from related party	4,300	5,400
Prepaid expenses and other current assets	2,408	2,759
Total Current Assets	7,383	10,425
Non-current Assets:
Property and equipment, net	161	172
Operating lease right-of-use assets, net	436	455
Other assets	—	914
Total Non-current Assets	597	1,541
Total Assets	$7,980	$11,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$444	$284
Other payable and accrued expenses	2,112	1,900
Deferred revenue	259	430
Current portion of operating lease liabilities	82	80
Short-term loans - Related party	3,021	4,571
Total Current Liabilities	5,918	7,265
Non-current Liability:
Non-current operating lease liabilities	400	422
Total Non-current Liability	400	422
Total Liabilities	6,318	7,687
Commitment and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of March 31, 2026 and December 31, 2025; No shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value – 250,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 3,977,443 shares issued and outstanding as of March 31, 2026 and December 31, 2025	*	*
Additional paid-in capital	25,996	25,710
Accumulated deficit	(24,334)	(21,431)
Total Stockholders’ Equity	1,662	4,279
Total Liabilities & Stockholders’ Equity	$7,980	$11,966

The accompanying notes are an integral part of the consolidated financial statements.

*	Less than $1,000

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$853	$739
Cost of revenue	(307)	(186)
Gross profit	546	553
Operating expenses:
Selling, General and Administrative Expenses	3,378	5,166
Depreciation expenses	11	149
Total operating expenses	3,389	5,315
Loss from operations	(2,843)	(4,762)
Other income (expenses), net	1	(5)
Interest expenses, net	(61)	(69)
Loss before income taxes	(2,903)	(4,836)
Income tax expense	—	—
Net Loss	$(2,903)	$(4,836)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(2.68)
Weighted-average number of common stocks outstanding used to compute net loss per share, basic and diluted	3,977,443	1,805,086

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

(Unaudited)

	Stock Class			Additional		Total Stockholders’
	Common Stocks			Paid-In	Accumulated	Equity
	Shares	Amount		Capital	Deficit	(Deficit)
Balance, December 31, 2024	1,712,609	$	*	$322	$(1,922)	$(1,600)
Issuance of shares upon initial public offering, net off offering costs	111,133		*	7,842	—	7,842
Stock-based compensation	—		—	3,512	—	3,512
Issuance of shares in connection with consulting agreement	89,154		*	*	—	*
Net loss	—		—	—	(4,836)	(4,836)
Balance, March 31, 2025	1,912,896	$	*	$11,676	$(6,758)	$4,918

	Stock Class			Additional		Total Stockholders’
	Common Stocks			Paid-In	Accumulated	Equity
	Shares	Amount		Capital	Deficit	(Deficit)
Balance, December 31, 2025	3,977,443	$	*	$25,710	$(21,431)	$4,279
Stock-based compensation	—		—	286	—	286
Net loss	—		—	—	(2,903)	(2,903)
Balance, March 31, 2026	3,977,443		$—	$25,996	$(24,334)	$1,662

The accompanying notes are an integral part of the consolidated financial statements.

*	Less than $1,000

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,903)	$(4,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	149
Noncash lease expenses	19	18
Noncash interest expenses	61	69
Stock-based compensation	286	3,512
Changes in operating assets and liabilities:
Accounts receivable	39	203
Advance – related party	—	(5,265)
Prepaid expenses and other assets	352	(33)
Other assets	914	—
Accounts payable	158	(321)
Other payable and accrued expenses	151	(387)
Deferred revenue	(170)	123
Operating lease liabilities	(20)	(17)
Net cash used in by operating activities	(1,102)	(6,785)
Cash flows from investing activities:
Purchase of capitalized internal-use software	—	(273)
Cash used in investing activities	—	(273)
Cash flows from financing activities:
Proceeds from short-term loans - Related party	—	385
Repayments of short-term loans - Related party	(450)	(2,000)
Proceed from issuance of shares	—	8,900
Payment for deferred offering costs	—	(28)
Net cash (used in) provided by financing activities	(450)	7,257
Net change in cash and cash equivalents	(1,552)	199
Cash and cash equivalents at beginning of period	1,631	48
Cash and cash equivalents at end of period	$79	$247

Non-cash investing and financing activities:
Settlement of debt through offsetting with receivable due from related party	$1,100	$—

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature of Business

TEN Holdings, Inc. (the “Company”) was incorporated on February 12, 2024 in Pennsylvania to act as the holding company of TEN Events, Inc. (“TEN Events”), which was incorporated in Pennsylvania in May of 2011 and is an operating entity. TEN Events was formed for the purpose of planning, producing, and broadcasting virtual, hybrid and self-service events using its event platforms, the Xyvid Pro platform and TEN Pro platform, and delivering physical events. TEN Events’ platform provides a dynamic, interactive, and engaging virtual event experience to its clients and enables clients to engage and interact with their target audience anywhere in the world through event webcasting.

At incorporation, the Company issued 100 shares of common stock with no stated par value. On July 2, 2024, as part of its reorganization, the Company entered into a share exchange agreement with V-Cube, Inc., the Company’s then-principal stockholder. The Company acquired 1,000 shares of TEN Events from V-Cube, Inc. in exchange for 100 shares of common stock of the Company. After the share exchange, TEN Events became a wholly owned subsidiary of the Company.

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

The reorganization involved entities under common control. Under the guidance in ASC 805-50, for transactions between entities under common control, the assets, liabilities, and results of operations are recognized at their carrying amounts on the date of the restructuring, which required retrospective combination of the Company and TEN Events. The Company’s consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods presented rather than from the incorporation. This includes a retrospective presentation for all equity related disclosures, which were under common control throughout the relevant periods as a single economic enterprise although legal parent-subsidiary relationship were not established.

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

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the three months ended March 31, 2026, the Company had a net loss of $2.9 million, net cash used in operations of $1.1 million, and as of March 31, 2026, the Company had an accumulated deficit of $24.3 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include pursuing additional revenue-generating customer contracts, implementing cost control measures, obtaining financial support from related parties, and evaluating additional debt or equity financing alternatives. In March 2026, the Company entered into a Corporate Support and Funding Agreement with V-Cube, Inc., pursuant to which V-Cube committed to provide financial support in the aggregate amount of $5.4 million, payable in installments during 2026.

There can be no assurance that the Company will be successful in obtaining new customer contracts, receiving related-party support when needed, or securing additional financing on acceptable terms or at all. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, shareholders’ equity, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or any other future interim periods.

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

2 – Identification of the performance obligation in the contract

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

Hybrid, virtual, self-service and physical event revenue

Revenue from hybrid, virtual, self-service and physical events is generated from producing and delivering hybrid, virtual or self-service events using the Company’s platforms, the Xyvid Pro and TEN Pro platforms and SaaS Development, or delivering physical events. Virtual events are online events and conferences where participants interact in an online environment, and physical events are events where participants meet in a physical location.

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

For the three months ended March 31, 2026 and 2025, there were two customers who accounted for more than 10% of the Company’s total revenue in both periods. As of March 31, 2026 and December 31, 2025, there were three customers who accounted for more than 10% of the Company’s total accounts receivable in both periods.

For the three months ended March 31, 2026 and 2025, there were two and three suppliers, respectively, who accounted for more than 10% of the Company’s total purchase. As of March 31, 2026 and December 31, 2025, there were two and five suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable.

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

At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist.

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers’ composition have remained constant. The Company did not record an allowance for credit loss as of March 31, 2026 and December 31, 2025.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the three months ended March 31, 2026 and the year ended December 31, 2025.

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

Upon the completion of the initial public offering, the deferred offering costs were fully charged to additional paid-in capital, and there was no balance as of March 31, 2026.

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

Impairment of Long-Lived Assets

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

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of approximately $0.3 million and $0.2 million, respectively, that was included in deferred revenue at the beginning of each respective period.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025, these costs were $0.2 million and $0.2 million, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the three months ended March 31, 2026 and 2025, the Company recognized $0.002 million and $0.02 million, respectively, of expenses for the defined contribution plans.

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

In September 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the interim disclosure requirements and the applicability of Topic 270. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (ASC 815) and Revenue from Contracts with Customers (ASC 606): Scope Refinements and Share-Based Noncash Consideration. This ASU clarifies the scope of derivative accounting for certain contracts and the accounting for share-based noncash consideration received from customers. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software This ASU modernizes the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted, and entities should apply the amendments prospectively. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statement.

3. Property and Equipment, Net

As of March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Computer and equipment	$487	$487
Furniture and fixture	17	17
Leasehold improvement	20	20
Total property and equipment	524	524
Less: Accumulated depreciation	(363)	(352)
Total property and equipment, net	$161	$172

The Company recognized depreciation expenses on property and equipment of $0.01 million and $0.01 million during the three months ended March 31, 2026 and 2025, respectively.

4. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software.

During the year ended December 31, 2025, the Company has performed impairment assessment and identified triggering events including recurring operating losses and negative cash flows indicating that the carrying amount of the intangible assets may not be recoverable. Accordingly, the Company recognized an impairment loss of $4.2 million related to the capitalized software.

As of March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Capitalized software	$4,874	$4,874
Total intangible assets	4,874	4,874
Less: Impairment	(4,194)	(4,194)
Less: Accumulated Amortization	(680)	(680)
Intangible assets, net	$—	$—

The Company recognized amortization expenses on intangible assets of nil and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

5. Leases

The Company has an operating lease for its office space in Pennsylvania. As of March 31, 2026 and December 31, 2025, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Right-of-Use Assets
Operating lease assets	$436	$455
Lease Liabilities
Operating lease liabilities - Current	$82	$80
Operating lease liabilities - Non-current	$400	$422

The following table summarizes the contractual maturities of operating lease liabilities as of March 31, 2026:

Year Ending December 31,
2026 (remaining)	$81
2027	112
2028	117
2029	121
2030	126
Total lease payments	557
Less amounts representing interest	(75)
Present value of lease payments	482
Less: current portion	(82)
Non-current lease liabilities	$400

The following table illustrates information for the Company’s operating lease during the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31,	December 31,
	2026	2025
Total operating lease cost	$20	$71
Short-term lease cost	$—	$—
Cash paid for amounts included in the measurement of the operating lease liability	$27	$104
Weighted average remaining lease term (years)	4.8	5.0
Weighted average discount rate	6.0%	6.0%

6. Commitments and Contingencies

Guarantees and Commitments

There were no commitments under certain purchase or guarantee arrangements as of March 31, 2026 and December 31, 2025.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of March 31, 2026 and December 31, 2025, except those disclosed below.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. Subsequently, the Company received an additional DOJ request for information to include documents and communications relating to four contracts the Company executed after its IPO. The Company is complying with this additional request for information.

On October 28, 2025, the Company learned that the SEC is conducting a related investigation pursuant to its authority. On March 10, 2026, the Company received a subpoena for documents from the SEC, which also calls for the production of documents and communications related to the Company’s initial public offering and other items. The Company is aware that its former Chief Executive Officer also received a SEC subpoena that seeks records and communications relating to these investigations.

The Company is fully cooperating with both investigations and will comply with its obligations under the subpoenas. The Company cannot predict the scope or timing of the investigations, the resolution or the outcome of the investigations, the costs or the potential impact on the Company.

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

7. Other Payables and Accrued Expenses

As of March 31, 2026 and December 31, 2025, other payable and accrued expenses include the following components:

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Other payable	$990	$490
Accrued operating expenses	340	619
Accrued payroll expenses	77	217
Other accrued expenses	705	574
Total other payable and accrued expenses	$2,112	$1,900

8. Short-term Loans – Related Party

Short-term loans – related party as of March 31, 2026 and December 31, 2025 consisted of the following:

			March 31,	December 31,
	Interest Rate	Maturity	2026	2025
			(unaudited)	(audited)
V-Cube, Inc.	6.00%	June 30, 2026	$2,901	$465
Wizlearn Technologies Pte. Ltd.	6.00%	June 30, 2026	—	1,665
Pave Education Pte. Ltd.	6.00%	June 30, 2026	—	2,322
Naoaki Mashita	6.00%	June 30, 2026	120	120
Total short-term loans			$3,021	$4,571

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three month ended March 31,
	2026	2025
Basic and diluted net loss per common share:
Net loss attributable	$(2,903)	$(4,836)
Weighted average common shares outstanding – basic and diluted	3,977,443	1,805,086
Net loss per common share – basic and diluted	$(0.73)	$(2.68)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three month ended March 31,
	2026	2025
Common stock options	70,254	74,862

10. Stockholders’ Equity

Preferred Stock

As of March 31, 2026, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of March 31, 2026.

Common Stock

As of March 31, 2026, the Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. Each holder of common stock is entitled to one vote per share and to receive dividends when and if declared by the Board of Directors.

As of March 31, 2026, there were 3,977,443 shares of common stock issued and outstanding.

On December 1, 2025, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the reverse stock split.

During the three months ended March 31, 2026, there were no material issuances of common stock.

As of March 31, 2026, the Company has an effective Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC, pursuant to which the Company may, from time to time, sell shares of its common stock for aggregate gross proceeds of up to $20.0 million, subject to the terms and conditions set forth in the agreement. No shares were issued under this agreement during the three months ended March 31, 2026.

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

The Company recognized stock-based compensation expenses of $0.3 million and $3.5 million during the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

As of March 31, 2026, the Company’s unrecognized stock-based compensation expense for unvested options was $3.2 million.

12. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three months ended March 31, 2026 and 2025. The Company had no revenue derived from geographical regions outside of the U.S. during the three months ended March 31, 2026 and 2025. All revenue during the three months ended March 31, 2026 and 2025 was recognized when the performance obligation was satisfied at point in time.

	Three Month Ended March 31,
	2026	2025
Delivered events - Virtual and Hybrid	$791	$713
Delivered events - Physical	62	26
Total	$853	$739

The following table summarizes the activity in deferred revenue during the three months ended March 31, 2026 and the year ended December 31, 2025:

	Three Month Ended March 31,
	2026	2025
Balance, beginning of period	$430	$147
Revenue earned	(263)	(218)
Deferral of revenue	92	341
Balance, end of period	$259	$270

13. Cost of Revenue

Disaggregation of Cost of revenue

The table below reflects cost of revenue by major source for the three months ended March 31, 2026 and 2025.

	Three Month Ended March 31,
	2025	2024
Delivered events - Virtual and Hybrid	$286	$173
Delivered events - Physical	21	13
Total	$307	$186

14. Consulting and Advisory Agreement

On July 18, 2025, the Company entered into a market awareness agreement, dated as of June 27, 2025 (the “MCA Agreement”), with MicroCap Advisory, LLC (the “MC Advisor”), pursuant to which the MC Advisor will provide investor communications and market awareness services to the Company for a six-month term. The MC Advisor will develop and implement a multi-step investor outreach strategy, including positioning, media planning, and campaign execution. As compensation, the MC Advisor received a $15,000 setup fee and is entitled to $100,000 per month, beginning one week after execution of the MCA Agreement. Additionally, pursuant to the MCA Agreement, the MC Advisor is entitled to receive 33,333 warrants, exercisable at $6.00 per share for two years, with anti-dilution adjustments in the event of a reverse stock split and cashless exercise rights if unregistered.

As of March 31, 2026 and through the date of this report, the warrants had not been legally issued or granted, and no warrant agreement had been executed. The issuance of the warrants remains subject to completion of the applicable corporate approval and issuance process. Accordingly, the Company has not recorded any warrant-related expense or additional paid-in capital related to the MCA Agreement as of March 31, 2026. If and when the warrants are legally issued or granted, the Company will measure the fair value of the warrants on the grant date and recognize the related expense within selling, general and administrative expenses, with a corresponding increase to additional paid-in capital, as applicable.

Either party may terminate the MCA Agreement after 60 days upon 30 days’ written notice. As of the date of this report, the Company has not determined the timing of any issuance of warrants to the MC Advisor.

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

15. Related Party

The related parties that had material balances and transactions as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 consist of the following:

Name of Related Party	Nature of Relationship at March 31, 2026
V-Cube, Inc.	The largest stockholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Pave Education Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the largest stockholder of the Company

The Company had the following related party balances as of March 31, 2026 and December 31, 2025:

			March 31,	December 31,
	Nature of transactions		2026	2025
Receivable due from related party:
V-Cube, Inc.	For additional paid-in capital	**	$4,300	$5,400
Short-term loans due to related party:
V-Cube, Inc.	Loan payable for working capital		2,901	465
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital		—	1,665
Pave Education Pte. Ltd.	Loan payable for working capital		—	2,322
Naoaki Mashita	Loan payable for working capital		120	120

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

The Company had no operating transactions with its related parties during the three months ended March 31, 2026 and 2025.

**	On March 18, 2026, the Company entered into a Corporate Support and Funding Agreement (the “Agreement”) with V-Cube, Inc., a related party, pursuant to which V-Cube committed to provide aggregate capital contributions of $5.4 million to support the Company’s operations. The contributions are scheduled to be funded in installments of $1.1 million on March 31, 2026, $1.5 million on September 30, 2026, and $2.8 million on December 31, 2026.

As of March 31, 2026, the Company offset $1.1 million against related-party balances and recorded a related-party receivable of $4.3 million, representing the remaining committed amount due from the related party.

16. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through May 14, 2026, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “should,” “would,” “could,” “likely,” “estimate,” “intend,” “continue,” “future,” “potential,” “believe,” “expect,” “plan,” “project,” “target,” “forecast,” “outlook,” or “anticipate,” and other similar words or phrases. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities Exchange Commission (the “SEC”) on March 18, 2026 (the “Annual Report”) .

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

As of the date of this Quarterly Report on Form 10-Q, we primarily generate revenue from virtual and hybrid events delivered to corporate customers. We experienced an increase in our total revenue in the first quarter of fiscal year 2026, mainly due to one of our repeatable clients increasing their revenue quarter-over-quarter by over 100%, compared to the same period last year. For the three months ended March 31, 2026 and 2025, we had total revenue of approximately $0.9 million and $0.7 million, respectively, and net loss of approximately $2.9 and $4.8 million, respectively. For the three months ended March 31, 2026 and 2025, the revenue generated from virtual and hybrid events was approximately $0.8 and $0.7 million, respectively, accounting for approximately 92.7% and 96.4% of our total revenue, respectively; and the revenue generated from physical events was approximately $0.1 and $0.03 million, respectively, accounting for approximately 7.3% and 3.6% of our total revenue, respectively.

Our mission is to deliver top-tier planning, production, and broadcasting services for virtual, hybrid, self-service, and physical events. Our goal is to become a global leader in innovative virtual events that enhance engagement and connectivity, making impactful and memorable experiences accessible to all.

Key Financial Performance Indicators

Revenue

Our revenue is derived from the provision of virtual and hybrid events and physical events on our Xyvid Pro and TEN Pro platforms.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025

The following table sets forth our statements of operations for the three months ended March 31, 2026 and 2025:

(in thousands, except change % data)

	Three Months Ended March 31,		Change (2026 vs. 2025)
	2026($)	2025($)	$	YoY %
Revenue
Delivered events - Virtual and Hybrid	791	713	78	10.9%
Delivered events - Physical	62	26	36	138.5%
Total Revenue	853	739	114	15.4%
Cost of revenue	307	186	121	65.1%
Gross Profit	546	553	(7)	(1.3)%
Operating expenses:
Selling, General and Administrative Expenses	3,378	5,166	(1,778)	(34.6)%
Depreciation expenses	11	149	(138)	(92.6)%
Total operating expenses	3,389	5,315	(1,926)	(36.2)%
Loss from operations	(2,843)	(4,762)	1,919	(40.3)%
Other income (expenses), net	1	(5)	6	(120.0)%
Interest expenses	(61)	(69)	8	(11.6)%
Loss before income taxes	(2,903)	(4,836)	1,933	(40.0)%
Provision for income taxes	-	-	-	0.0%
Net Loss	(2,903)	(4,836)	1,933	(40.0)%

Revenue

Revenue increased by $0.1 million, or 15.4%, to $0.9 million.  The increase was primarily driven by one of our major customers increasing their revenue quarter-over-quarter by 100%.

Cost of Revenue

Cost of revenue increased by $0.1 million, or 65.1%, to $0.3 million, driven by one major event that took place in the quarter from one of our customers that did not take place during the same period last year.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses decreased by $1.8 million, or 34.6%, to $3.4 million, due to lower headcount cost during the same period last year as well as the less stock-based compensation expenses recognized in the current period.

Depreciation Expense

Deprecation expense decreased by $0.1 million to $0.01 million due to the company taking a large impairment expense at the end of 2025 which will cause all future periods to be less than 2025.

Other Income (Expense), net

Other income (expense), net increased by $0.006 million, or 120.0%, from $0.005 million of other expenses to $0.001 million of other income, primarily due to interest income.

Interest Expenses

Interest expenses increased by $0.008 million, or 11.6%, to $0.06 million, primarily due to continued accrued interest on the loans taken by the Company.

Net Loss

As a result of the foregoing, the net loss was $2.9 million during the three months ended March 31, 2026 compared to the net loss of $4.8 million during the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share data)
Net Loss	$(2,903)	$(4,836)
Stock-based compensation expense	286	3,512
Non-GAAP net loss	$(2,617)	$(1,324)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	3,977,443	1,805,086
Net loss per share - basic and diluted	$(0.73)	$(2.68)
Non-GAAP net loss per share - basic and diluted	$(0.66)	$(0.73)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(2,903)	$(4,836)
Interest expenses	61	69
Provision for income taxes	-	-
Depreciation and amortization	11	149
Other (income) expenses, net	(1)	5
Stock-based compensation expenses	286	3,512
Adjusted EBITDA	$(2,546)	$(1,101)

Liquidity and Capital Resources

Sources of Liquidity

Our primary liquidity needs for the next 12 months and beyond will include cash to (i) provide capital to facilitate the growth of our business, (ii) pay our short-term debt obligations, as discussed in the notes to the consolidated financial statements, and (iii) pay our operating expenses.

As of March 31, 2026 and December 31, 2025, we had cash of $0.1 million and $1.6 million, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally fund our operations with cash flow from operations, and, when needed, borrowed funds from financial institutions and related parties. In addition, as we continue to grow, we expect to continue funding our operations by issuing shares of our common stock to a wider stockholder base, subject to market conditions. In June 2025, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the us the right, but not the obligation to sell to Lincoln Park up to $20.0 million worth of shares of our common stock (the “ELOC”). We do not intend to sell further shares pursuant to the ELOC at this time.

Our principal use of liquidity has been to fund our daily operations and working capital and we expect that to continue for the next 12 months and beyond. We have incurred and continue to incur losses from operations and negative cash flows from operating activities. For the three months ended March 31, 2026, we incurred a net loss of $2.9 million and used $1.1 million of cash in operating activities. As of March 31, 2026, we had an accumulated deficit of $24.3 million and short-term related-party debt obligations of $3.0 million, all of which mature within the next twelve months. These conditions, together with our limited cash balance as of March 31, 2026, raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends upon our ability to attract and retain revenue-generating customers, acquire new customer contracts, implement cost control measures, receive financial support from related parties, and secure additional debt or equity financing. In March 2026, we entered into a Corporate Support and Funding Agreement with V-Cube, Inc., pursuant to which V-Cube committed to provide financial support in the aggregate amount of $5.4 million, payable in installments during 2026. Management is also evaluating additional debt or equity financing alternatives, although there can be no assurance that any such financing will be available on acceptable terms or at all.

Based on our current cash resources, recurring losses, negative operating cash flows, and short-term debt obligations, we will require additional liquidity to fund our operating expenses and cash obligations over the next twelve months. There can be no assurance that we will be successful in obtaining new customer contracts, receiving related-party support when needed, implementing cost reductions, or securing additional financing. If we are unable to obtain sufficient liquidity, we may be required to delay, reduce, or eliminate certain operating activities or otherwise modify our business plans.

Contractual Obligations and Commitments

As of March 31, 2026, the Company had a total of $3.6 million in contractual obligations for future payments.

	As of March 31, 2026
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Short-term debt	$3,021	$3,021	$-	$-	$-
Operating lease payments	557	81	229	247	-
Total	$3,578	$3,102	$229	$247	$-

As of March 31, 2026, we had outstanding short-term debt obligations of $3.0 million which mature within the next twelve months. We also have $0.6 million in operating lease obligations due over the next five years.

Capital Expenditures

Our capital expenditures primarily consist of acquisition of computer hardware equipment and capitalized software.

During the three months ended March 31, 2026 and 2025, we spent nil and $0.3 million, respectively, on acquisitions of capitalized software.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash flows for the three months ended March 31, 2026 and 2025

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,903)	$(4,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	149
Noncash lease expenses	19	18
Noncash interest expenses	61	69
Stock-based compensation	286	3,512
Changes in operating assets and liabilities:
Accounts receivable	39	203
Advance - related party	-	(5,265)
Prepaid expenses and other assets	352	(33)
Other assets	914	-
Accounts payable	158	(321)
Other payable and accrued expenses	151	(387)
Deferred revenue	(170)	123
Operating lease liabilities	(20)	(17)
Net cash used in operating activities	(1,102)	(6,785)
Cash flows from investing activities:
Purchase of capitalized internal-use software	-	(273)
Net cash used in investing activities	-	(273)
Cash flows from financing activities:
Proceeds from short-term loans - related party	-	385
Repayments of short-term loans - related party	(450)	(2,000)
Proceed from issuance of shares	-	8,900
Payment for deferred offering costs	-	(28)
Net cash provided by financing activities	(450)	7,257
Net change in cash and cash equivalents	(1,552)	199
Cash and cash equivalents at beginning of period	1,631	48
Cash and cash equivalents at end of period	$79	$247

Operating Activities

Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

For the three months ended March 31, 2026, net cash used in operating activities was $1.1 million, compared to $6.8 million during the three months ended March 31, 2025. The decrease was primarily due a lower net loss during the current period.

Investing Activities

Net cash used in investing activities decreased to nil for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. The decrease was primarily due to reduced expenditures for capitalized software during the current period.

Financing Activities

Net cash provided by financing activities shifted to a net outflow of $0.5 million for the three months ended March 31, 2026, compared to a net inflow of $7.3 million for the three months ended March 31, 2025. The decrease was primarily driven by $8.9 million in proceeds from issuance of shares received during the prior-year period, which did not recur in the current quarter.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of the fiscal year ending December 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TEN Holdings, Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings, other than as disclosed below. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. Subsequently, the Company received an additional DOJ request for information to include documents and communications relating to four contracts the Company executed after its IPO. The Company is complying with this additional request for information.

On October 28, 2025, the Company learned that the SEC is conducting a related investigation pursuant to its authority. On March 10, 2026, the Company received a subpoena for documents from the SEC, which also calls for the production of documents and communications related to the Company’s initial public offering and other items. The Company is aware that its former Chief Executive Officer also received a SEC subpoena that seeks records and communications relating to these investigations.

The Company is fully cooperating with both investigations and will comply with its obligations under the subpoenas. The Company cannot predict the scope or timing of the investigations, the resolution or the outcome of the investigations, the costs or the potential impact on the Company.

As of the reporting date, the investigations remain ongoing, no conclusions have been reached, and no final determinations have been made.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended March 31, 2026, we did not issue any unregistered shares of common stock.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase any shares of common stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	10-Q	001-42515	3.1	November 10, 2025

3.2	Bylaws	10-Q	001-42515	3.2	November 10, 2025

10.1	Corporate Support and Funding Agreement, dated March 18, 2026, by and between V-Cube, Inc. and the Registrant	10-K	001-42515	10.29	March 18, 2026

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certification furnished in Exhibit 32.1 herewith is deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2026

TEN Holdings, Inc.

By:	/s/ Virgilio D. Torres
Virgilio D. Torres
Chief Executive Officer and Chief Financial Officer

