Form 10-Q
period 2026-06-30
TEN Holdings, Inc.
filed 2026-08-10
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 11,977,443 shares of common stock, par value $0.0001 per share, outstanding.

TEN Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

Contents

		Page
Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4	Controls and Procedures	28

Part II	Other Information	29

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Mine Safety Disclosures	30

Item 5	Other Information	30

Item 6	Exhibits	31

Signatures		32

i

TEN Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,833	$1,631
Restricted cash	100	—
Accounts receivables, net	439	635
Receivable due from related party	800	5,400
Prepaid expenses and other current assets	2,062	2,759
Total Current Assets	9,234	10,425
Non-current Assets:
Property and equipment, net	150	172
Operating lease right-of-use assets, net	84	455
Other assets	—	914
Total Non-current Assets	234	1,541
Total Assets	$9,468	$11,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$698	$284
Other payable and accrued expenses	1,689	1,900
Deferred revenue	153	430
Current portion of operating lease liabilities	95	80
Short-term loans - Related party	430	4,571
Other liabilities	3	—
Total Current Liabilities	3,068	7,265
Non-current Liabilities:
Non-current operating lease liabilities	—	422
Total Non-current Liabilities	—	422
Total Liabilities	3,068	7,687
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value – 250,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 11,977,443 and 3,977,443 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	*
Additional paid-in capital	33,718	25,710
Accumulated deficit	(27,319)	(21,431)
Total Stockholders’ Equity	6,400	4,279
Total Liabilities & Stockholders’ Equity	$9,468	$11,966

The accompanying notes are an integral part of the consolidated financial statements.

*	Less than $1,000

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$731	$1,116	$1,584	$1,855
Cost of revenue	104	175	411	361
Gross profit	627	941	1,173	1,494
Operating expenses:
Selling, general and administrative expense	3,609	2,153	6,987	7,319
Depreciation and amortization expense	11	148	22	296
Total operating expenses	3,620	2,301	7,009	7,615
Loss from operations	(2,993)	(1,360)	(5,836)	(6,121)
Other income (expense), net	36	(1,344)	37	(1,350)
Interest expense, net	(28)	(80)	(89)	(149)
Loss before income taxes	(2,985)	(2,784)	(5,888)	(7,620)
Income tax expense	—	—	—	—
Net loss	$(2,985)	$(2,784)	$(5,888)	$(7,620)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.95)	$(1.43)	$(3.95)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	4,279,641	1,428,399	4,129,377	1,927,108

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

(in thousands, except share data)

(Unaudited)

	Stock Class			Additional		Total
	Common Stock			Paid-In	Accumulated	Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance, April 1, 2026	3,977,443	$	*	$25,996	$(24,334)	$1,662
Issuance of shares, net of offering costs	8,000,000		1	7,138	—	7,139
Stock-based compensation	—		—	584	—	584
Net loss	—		—	—	(2,985)	(2,985)
Balance, June 30, 2026	11,977,443		$1	$33,718	$(27,319)	$6,400

Balance, December 31, 2025	3,977,443	$	*	$25,710	$(21,431)	$4,279
Issuance of shares, net of offering costs	8,000,000		1	7,138	—	7,139
Stock-based compensation	—		—	870	—	870
Net loss	—		—	—	(5,888)	(5,888)
Balance, June 30, 2026	11,977,443		$1	$33,718	$(27,319)	$6,400

	Stock Class			Additional		Total
	Common Stock			Paid-In	Accumulated	Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance, April 1, 2025	1,912,896	$	*	$11,676	$(6,758)	$4,918
Stock-based compensation	-		-	3	-	3
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	428,239		*	3,206	-	3,206
Net loss	-		-	-	(2,784)	(2,784)
Balance, June 30, 2025	2,341,135	$	*	$14,885	$(9,542)	$5,343

Balance, December 31, 2024	1,712,609	$	*	$322	$(1,922)	$(1,600)
Issuance of shares upon initial public offering, net of offering costs	111,133		-	7,842	-	7,842
Stock-based compensation	-		-	3,515	-	3,515
Issuance of shares in connection with consulting agreement	89,154		-	-	-	-
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	428,239		*	3,206	-	3,206

Net loss	-		-	-	(7,620)	(7,620)
Balance, June 30, 2025	2,341,135	$	*	$14,885	$(9,542)	$5,343

The accompanying notes are an integral part of the consolidated financial statements.

*	Less than $1,000

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,888)	$(7,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	297
Non-cash lease expenses	39	37
Non-cash interest expenses	86	149
Stock-based compensation	870	3,515
Loss on extinguishment of debt	—	1,345
Gain on lease modification	(35)	—
Changes in operating assets and liabilities:
Accounts receivables	196	282
Advance – related party	—	(4,996)
Prepaid expenses and other assets	697	(63)
Other assets	914	—
Accounts payable	414	(217)
Other payable and accrued expenses	302	(221)
Deferred revenue	(277)	(50)
Other liabilities	3	—
Operating lease liabilities	(39)	(35)
Net cash used in operating activities	(2,696)	(7,577)
Cash flows from investing activity:
Purchase of capitalized internal-use software	—	(530)
Net cash used in investing activity	—	(530)
Cash flows from financing activities:
Proceeds from short-term loans - Related party	310	1,925
Repayments of short-term loans - Related party	(450)	(2,000)
Proceeds from issuance of shares	7,138	8,900
Payment for deferred offering costs	—	(27)
Net cash provided by financing activities	6,998	8,798
Net change in cash, cash equivalents and restricted cash	4,302	691
Cash, cash equivalents and restricted cash at beginning of period	1,631	48
Cash, cash equivalents and restricted cash at end of period	$5,933	$739

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,833	$739
Restricted cash	100	—
Total cash, cash equivalents and restricted cash	$5,933	$739

Non-cash investing and financing activities:
Settlement of debt through offsetting with receivable due from related party	$4,600	$—

The accompanying notes are an integral part of the consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 9, 2024, the Company’s sole director and the majority stockholder approved a reverse stock split of the Company’s issued common stock at a ratio of 1-for-2, which became effective on October 9, 2024.

The reorganization involved entities under common control. Under the guidance in ASC 805-50, for transactions between entities under common control, the assets, liabilities, and results of operations are recognized at their carrying amounts on the date of the restructuring, which required retrospective combination of the Company and TEN Events. The Company’s consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods presented rather than from the incorporation. This includes a retrospective presentation for all equity related disclosures, which were under common control throughout the relevant periods as a single economic enterprise although legal parent-subsidiary relationships were not established.

On November 10, 2025, the Company’s Board of Directors (the “Board”) approved a reverse stock split of the Company’s issued common stock at a ratio of 1-for-15, which became effective on December 1, 2025.

On May 19, 2026, Apexmind Solutions Inc. (“Apexmind Solutions”) was incorporated under the Business Corporations Act of British Columbia, Canada, as a wholly owned subsidiary of the Company. Apexmind Solutions is authorized to issue an unlimited number of common shares without par value. Upon incorporation, Apexmind Solutions issued one common share to the Company for consideration of CAD 1. During the period from its incorporation through June 30, 2026, the Company made a capital contribution of approximately $3.0 million to Apexmind Solutions. Apexmind Solutions had not commenced substantive operations and generated no revenue or operating expenses through June 30, 2026.

The capital contribution and the corresponding investment in Apexmind Solutions were eliminated in consolidation. The accounts of Apexmind Solutions have been included in the Company’s consolidated financial statements from its date of incorporation.

Going concern

The Company has evaluated whether there are certain conditions and events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to attract and retain revenue-generating customers, obtain new customer contracts and secure additional financing.

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the six months ended June 30, 2026, the Company had a net loss of $5.89 million, net cash used in operations of $2.70 million, and as of June 30, 2026, the Company had an accumulated deficit of $27.32 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As an emerging growth company, the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to delay adoption of new or revised accounting standards. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Basis of Consolidation

The Company consolidates entities in which it has a controlling financial interest: TEN Events, V-Cube USA Acquisition Company, LLC and Apexmind Solutions Inc. Intercompany balances and transactions have been eliminated in such consolidation.

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

2 – Identification of the performance obligation in the contract

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

Platform usage and professional and managed services revenue

Revenue from platform usage and professional and managed services is generated from producing and delivering hybrid, virtual or self-service events using the Company’s platforms, the Xyvid Pro and TEN Pro platforms and SaaS Development, or delivering physical events. Virtual events are online events and conferences where participants interact in an online environment, and physical events are events where participants meet in a physical location.

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The transaction price is generally fixed at contract inception and is based on the agreed upon rates stated in the contract which indicate the amount of consideration the Company expects to be entitled to in exchange for satisfaction of performance obligation (i.e., delivering events). The amount on the final invoice depends on the actual work performed and might differ from the amount stated in the initial contract. When there is variable consideration included in the transaction price if, in the management’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur, the Company and the customer agree on the price on the final invoice, and revenue is recognized based on the amount on the final invoice. None of our contracts contain a significant financing component. Revenue is recognized as net of any taxes collected from customers, which are subsequently remitted to government entities.

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

Segment Information

The Company currently operates its business as one operating segment which includes two revenue types: platform usage and professional and managed services. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer (“CEO”), who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s CODM evaluates financial information as a whole for the purpose of assessing financial performance and making operating decisions.

Concentration of Customers and Vendors

The consolidated balance sheet items that potentially subject the Company to concentration of credit risk are primarily cash, accounts receivables and receivable due from related party. The Company continuously evaluates the creditworthiness of its customers’ financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

For the six months ended June 30, 2026 and 2025, there were two customers who accounted for more than 10% of the Company’s total revenue in both periods. As of June 30, 2026 and December 31, 2025, there were three customers who accounted for more than 10% of the Company’s total accounts receivables in both periods.

For the six months ended June 30, 2026 and 2025, there were three and four suppliers, respectively, who accounted for more than 10% of the Company’s total purchases. As of June 30, 2026 and December 31, 2025, there were two and five suppliers, respectively, who accounted for more than 10% of the Company’s total accounts payable.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments purchased with an initial maturity date of three months or less to be cash equivalents.

Restricted cash represents cash balances that are subject to contractual restrictions and are not available for the Company’s general operating purposes. In connection with the Company’s public offering completed in June 2026, the Company deposited $0.1 million of the offering proceeds into an interest-bearing escrow account maintained by a third-party escrow agent. The escrowed funds may be used to satisfy bona fide indemnification claims of the placement agent arising during the 12-month period following the offering. Any funds that are not subject to an indemnification claim will be returned to the Company after the applicable escrow period expires.

As of June 30, 2026 and December 31, 2025, restricted cash was $0.1 million and nil, respectively. Restricted cash is presented separately within current assets in the Consolidated Balance Sheets and is included with cash and cash equivalents in the reconciliation of the amounts presented in the Consolidated Statements of Cash Flows.

Accounts Receivables, Net

Accounts receivables primarily consist of the amounts billed and currently due from customers, net of an allowance for credit losses, if recorded. When the Company has an unconditional right to payment, subject only to the passage of time, the right is treated as receivable. The Company’s accounts receivable balances are unsecured, bearing no interest. Fees billed in advance of the related contractual term represent contract liabilities and are presented as deferred revenue. Typical payment terms are provided for customer payment within 30 to 90 days of the invoice date.

Accounts receivables are subject to collection risk. The Company performs evaluations of its customers’ financial positions and generally extends credit on account, without collateral.

At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivables were initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist.

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customer composition has remained constant. The Company did not record an allowance for credit loss as of June 30, 2026 and December 31, 2025.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the six months ended June 30, 2026 and the year ended December 31, 2025.

Deferred Offering Costs

Deferred offering costs consist of incremental costs directly attributable to proposed equity offerings. Upon completion of an equity offering, the related costs are charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Costs associated with an abandoned offering are expensed.

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

Intangible Assets

Intangible assets consist of capitalized software. The Company accounts for its software development costs in accordance with the guidance in ASC 350-40, Internal-use software. The costs incurred prior to the application development stage and post implementation are expensed as incurred. Direct and incremental internal and external costs incurred during the application development stage are capitalized until the application is substantially complete and ready for its intended use, at which point amortization begins. Training, data conversion and maintenance costs are expensed as incurred. Costs of capitalized software are amortized on a straight-line basis over the estimated period of benefit, which is approximately five to seven years.

Impairment of Long-Lived Assets

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable when compared to the Company’s undiscounted cash flows, and the impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivables, accounts payable, and short-term loans approximate fair values due to the short-term nature of these instruments.

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of approximately $0.49 million and $0.147 million, respectively, that was included in deferred revenue at the beginning of each respective period.

Cost of Revenue

Cost of revenue primarily consists of employees compensation costs for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, these costs were $0.42 million and $0.42 million, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the six months ended June 30, 2026 and 2025, the Company recognized $0.002 million and $0.036 million, respectively, of expenses for the defined contribution plans.

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

The Company files tax returns in the tax jurisdictions of the United States and Canada and in other jurisdictions in which it is subject to income-tax filing requirements. Tax benefits for uncertain tax positions are based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period determined using the treasury stock method.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) which relate to or could relate to the Company as concerns the Company’s normal ongoing operations or the industry in which the Company operates.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses issues across a wide variety of Topics, making amendments that clarify guidance, correct errors, or make minor improvements to the Codification. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the interim disclosure requirements and the applicability of Topic 270. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU clarifies the scope of derivative accounting for certain contracts and the accounting for share-based noncash consideration received from customers. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

3. Prepaid Expenses and Other Current Assets

As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets include the following components:

	June 30,	December 31,
	2026	2025
Prepaid expenses	$1,998	$2,305
Deposits	4	4
Other	60	450
Total prepaid expenses and other current assets	$2,062	$2,759

4. Property and Equipment, Net

As of June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Computer and equipment	$487	$487
Furniture and fixture	17	17
Leasehold improvement	20	20
Total property and equipment	524	524
Less: Accumulated depreciation	(374)	(352)
Total property and equipment, net	$150	$172

The Company recognized depreciation expenses on property and equipment of $0.022 million and $0.025 million during the six months ended June 30, 2026 and 2025, respectively.

5. Intangible Assets, Net

The Company’s intangible assets consist of internally developed capitalized software.

During the year ended December 31, 2025, the Company performed impairment assessment and identified triggering events including recurring operating losses and negative cash flows indicating that the carrying amount of the intangible assets may not be recoverable. Accordingly, the Company recognized an impairment loss of $4.2 million related to the capitalized software.

As of June 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	June 30,	December 31,
	2026	2025
Capitalized software	$4,874	$4,874
Under the application development stage	-	-
Total intangible assets	4,874	4,874
Less: Impairment	(4,194)	(4,194)
Less: Accumulated amortization	(680)	(680)
Intangible assets, net	$—	$—

The Company recognized amortization expenses on intangible assets of nil and $0.27 million during the six months ended June 30, 2026 and 2025, respectively.

6. Leases

The Company has an operating lease for its office space in Pennsylvania. During the three months ended June 30, 2026, the Company entered into an amendment to the lease agreement that shortened the contractual lease term from December 31, 2030 to March 31, 2027. The amendment was accounted for as a lease modification that decreased the scope of the original lease.

As of the effective date of the modification, the Company reduced the carrying amounts of the operating lease liability and the related right-of-use asset by approximately $0.37 million and $0.33 million, respectively, and recognized a gain on lease modification of approximately $0.04 million, representing the difference between those reductions. The remaining lease liability was remeasured based on the revised contractual lease payments using a discount rate of 6.00% determined as of the modification date, with a corresponding adjustment to the right-of-use asset. The gain on lease modification is included in other income (expense), net in the accompanying Condensed Consolidated Statement of Operations.

As of June 30, 2026 and December 31, 2025, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	June 30,	December 31,
	2026	2025
Right-of-Use Assets
Operating lease assets	$84	$455
Lease Liabilities
Operating lease liabilities - Current	$95	$80
Operating lease liabilities - Non-current	$—	$422

The following table summarizes the contractual maturities of operating lease liabilities as of June 30, 2026:

Year Ending December 31,
2026 (remaining)	$65
2027	33
Total lease payments	98
Less amounts representing interest	(3)
Present value of lease payments	95
Less: current portion	(95)
Non-current lease liabilities	$—

The following table illustrates information for the Company’s operating lease during the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30,	December 31,
	2026	2025
Total operating lease cost	$61	$71
Cash paid for amounts included in the measurement of the operating lease liabilities	$65	$104
Weighted average remaining lease term (years)	0.8	5.0
Weighted average discount rate	6.00%	6.00%

The reason we are seeking to terminate the lease early is that, while the base rent appears reasonable on paper, the lease structure requires the company to pay significant additional maintenance and property-related expenses on top of the monthly lease payments. As part of our broader cost reduction initiatives and given that approximately half of our workforce already operates remotely, our current headcount no longer supports this amount of space. It is not economically prudent to continue carrying these occupancy costs, and we are seeking these savings effective throughout 2027.

7. Commitments and Contingencies

Guarantees and Commitments

There were no material purchase or guarantee commitments as of June 30, 2026 and December 31, 2025.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of June 30, 2026 and December 31, 2025, except those disclosed below.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. Subsequently, the Company received additional DOJ requests for information to include, but not limited to, documents and communication relating to four contracts the Company executed after its IPO. The Company is complying with these additional requests for information.

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

Pursuant to an internal investigation overseen by the Board in consultation with the Company’s counsel, the Board believes that certain agreements executed at the direction of former members of management in connection with the Company’s initial public offering, which were terminated as disclosed in the Company’s Form 8-K filed on July 24, 2026 (the “8-K”), lacked economic substance and any direct benefit to the Company, and may have solely benefited the counterparties to those agreements rather than the Company. The Company has informed the DOJ and SEC of these facts and continues to cooperate with the above investigations. The Company has undertaken remedial measures, including terminating the identified contracts and third-party relationships as disclosed in the 8-K and enhancing its compliance program and internal policies and controls; in addition, incumbent members of management and the Company’s Board of Directors at the time of the initial public offering are no longer with the Company.

The Company is continuing to fully cooperate with both investigations and will comply with its obligations under the subpoenas. The Company cannot predict the scope or timing of the investigations, the resolution or the outcome of the investigations, the costs or the potential impact on the Company.

Based on the information currently available, the Company has not recorded a loss contingency in connection with these matters because management does not believe that a loss is both probable and reasonably estimable as of June 30, 2026. The Company is also currently unable to reasonably estimate the amount or range of any possible loss that may result from these matters. The Company will continue to evaluate developments relating to the investigations and will recognize an accrual or provide additional disclosure if and when required.

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

8. Other Payables and Accrued Expenses

As of June 30, 2026 and December 31, 2025, other payable and accrued expenses include the following components:

	June 30,	December 31,
	2026	2025
Other payable	$1,078	$490
Accrued operating expenses	402	619
Accrued payroll expenses	19	217
Other accrued expenses	190	574
Total other payable and accrued expenses	$1,689	$1,900

9. Short-term Loans – Related Party

Short-term loans – related party as of June 30, 2026 and December 31, 2025 consisted of the following:

			June 30,	December 31,
	Interest Rate	Maturity	2026	2025
V-Cube Inc.	6.00%	June 30, 2026	$—	$465
Wizlearn Technologies Pte. Ltd.	6.00%	June 30, 2026	—	1,665
Pave Education Pte. Ltd.	6.00%	June 30, 2026	—	2,321
Naoaki Mashita	6.00%	December 31, 2026	120	120
Naoaki Mashita	6.00%	June 30, 2026	310	—
Total short-term loans			$430	$4,571

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements. The $0.31 million loan from Naoaki Mashita matured on June 30, 2026 and was repaid in full on July 2, 2026. Following the repayment, the remaining outstanding loan from Naoaki Mashita was $0.12 million, which is contractually due on December 31, 2026.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and Diluted Net Loss Per Common Share:
Net loss attributable	$(2,985)	$(2,784)	$(5,888)	$(7,620)
Weighted average common shares outstanding – basic and diluted	4,279,641	1,428,399	4,129,377	1,927,108
Net loss per common share – basic and diluted	$(0.70)	$(1.95)	$(1.43)	$(3.95)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options	146,420	74,862	146,420	74,862

11. Stockholders’ Equity

Preferred Stock

As of June 30, 2026, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the Board. There were no shares of preferred stock issued or outstanding as of June 30, 2026.

Common Stock

As of June 30, 2026, the Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. Each holder of common stock is entitled to one vote per share and to receive dividends when and if declared by the Board. As of June 30, 2026, there were 11,977,443 shares of common stock issued and outstanding.

On December 1, 2025, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the reverse stock split.

On May 22, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the investor, pursuant to which the Company issued 500,000 shares of the Company’s common stock in a private placement for gross proceeds of approximately $0.5 million.

On June 30, 2026, the Company completed a registered direct offering of 7,500,000 shares of the Company’s common stock at a public offering price of $1.00 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and offering expenses of approximately $0.86 million payable by the Company, were approximately $6.64 million.

As of June 30, 2026, the Company has an effective Common Stock Purchase Agreement with Lincoln Park Capital Fund, LLC, pursuant to which the Company may, from time to time, sell shares of its common stock for aggregate gross proceeds of up to $20.0 million, subject to the terms and conditions set forth in the agreement. No shares were issued under this agreement during the six months ended June 30, 2026.

12. Equity Incentive Plan

On September 27, 2024, the Board approved the Company’s 2024 Equity Incentive Plan (the “Equity Incentive Plan”).

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

During the six months ended June 30, 2026, the Company granted options to purchase 120,000 shares of common stock under the Equity Incentive Plan. One-third of the options vested immediately upon grant, and the remaining two-thirds vest in substantially equal monthly installments over two years, subject to continued service.

As of June 30, 2026, 254,969 options were outstanding, of which 146,420 were vested and exercisable and 108,549 were unvested.

The Company recognized stock-based compensation expenses of $0.6 million and $0.9 million during the three and six months ended June 30, 2026, respectively, and $0.003 million and $3.5 million during the three and six months ended June 30, 2025, respectively. Stock-based compensation expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

As of June 30, 2026, the Company’s unrecognized stock-based compensation expense related to unvested stock options was $2.75 million.

13. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three months and the six months ended June 30, 2026 and 2025. The Company had no revenue derived from geographical regions outside of the U.S. during the six months ended June 30, 2026 and 2025. All revenue during the six months ended June 30, 2026 and 2025 was recognized when the performance obligation was satisfied at a point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform Usage	$469	$855	$1,260	$1,587
Professional & Managed Services	262	261	324	268
Total	$731	$1,116	$1,584	$1,855

The following table summarizes the activity in deferred revenue during the six months ended June 30, 2026 and the year ended December 31, 2025:

	Six Months Ended June 30,	Year Ended December 31,
	2026	2025
Balance, beginning of period	$430	$147
Revenue earned	(488)	(1,061)
Deferral of revenue	211	1,344
Balance, end of period	$153	$430

14. Cost of Revenue

Disaggregation of Cost of Revenue

The table below reflects cost of revenue by major source for the three months and the six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform Usage	$73	$135	$360	$307
Professional & Managed Services	31	40	51	54
Total	$104	$175	$411	$361

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

As of June 30, 2026 and through the date of this report, the warrants had not been legally issued or granted, and no warrant agreement had been executed. The issuance of the warrants remains subject to completion of the applicable corporate approval and issuance process. Accordingly, the Company has not recorded any warrant-related expense or additional paid-in capital related to the MCA Agreement as of June 30, 2026. If and when the warrants are legally issued or granted, the Company will measure the fair value of the warrants on the grant date and recognize the related expense within selling, general and administrative expenses, with a corresponding increase to additional paid-in capital, as applicable.

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

16. Segment Information

The Company operates as a single operating and reportable segment. The CODM is its Chief Executive Officer (“CEO”). The CODM reviews financial performance and allocates resources based on the Company’s consolidated financial information. The CODM uses net income (loss) as the measure of segment profit or loss to assess operating performance, monitor actual results compared with budgeted results and make decisions regarding the allocation of personnel and financial resources.

Revenue is derived primarily from two sources:

1.	Platform Usage
2.	Professional & Managed Services

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that also is reported on the Consolidated Statement of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets.

The CODM uses net income (loss) to evaluate income generated from segment assets (i.e., return on assets) in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or to pay dividends, if any. Net income (loss) is used to monitor budget versus actual results.

Because the Company has one reportable segment and the reported segment amounts are the same as the corresponding consolidated amounts, no reconciliation of segment revenue, segment net loss or segment assets to the consolidated financial statements is necessary.

17. Related Parties

The related parties that had material balances and transactions as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 and 2025 consist of the following:

Name of Related Party	Nature of Relationship at June 30, 2026
V-Cube, Inc.	The largest stockholder of the Company
Wizlearn Technologies Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Pave Education Pte. Ltd.	An affiliate of the Company and a subsidiary of V-Cube, Inc.
Naoaki Mashita	Chief Executive Officer of V-Cube, Inc., the largest stockholder of the Company

The Company had the following related party balances as of June 30, 2026 and December 31, 2025:

		June 30,	December 31,
	Nature of transactions	2026	2025
Receivable due from related party:
V-Cube, Inc.	For additional paid-in capital	$800	$5,400
Short-term loans due to related party:
V-Cube Inc.	Loan payable for working capital	—	465
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	—	1,665
Pave Education Pte. Ltd.	Loan payable for working capital	—	2,321
Naoaki Mashita	Loan payable for working capital	430	120

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

The Company had no revenue, purchases or other operating transactions with related parties during the six months ended June 30, 2026 and 2025.

18. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through August 10, 2026, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements, except those disclosed below.

As described in Note 9, the Company repaid the $0.31 million short-term loan from Naoaki Mashita in full on July 2, 2026.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “should,” “would,” “could,” “likely,” “estimate,” “intend,” “continue,” “future,” “potential,” “believe,” “expect,” “plan,” “project,” “target,” “forecast,” “outlook,” or “anticipate,” and other similar words or phrases. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026 (the “Annual Report”).

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

Business Overview

TEN Holdings, Inc. (the “Company,” “TEN Holdings,” “we,” “us,” or “our”), headquartered in Langhorne, Pennsylvania, was incorporated on February 12, 2024, in Pennsylvania to serve as the holding company for TEN Events, Inc. (“TEN Events”), an operating subsidiary incorporated in Pennsylvania in May 2011. Through TEN Events, the Company delivers technology-enabled event engagement and digital communications solutions that help organizations create, manage, and distribute virtual, hybrid, self-service, and in-person experiences. Our offerings combine proprietary software, production capabilities, and managed services to support enterprise customers throughout the event lifecycle, including content delivery, audience engagement, webinar management, and continuing education programs. Following our corporate restructuring completed during fiscal 2023, we expanded our capabilities to include in-person event production, live streaming, and multimedia content capture, further enhancing our integrated technology offering. As of the date of this Quarterly Report on Form 10-Q, we primarily generate revenue from subscriptions and usage of our technology offering, as well as related professional and managed services provided to enterprise customers. We experienced a decrease in our total revenue in the second quarter of fiscal year 2026, mainly due to less the expected revenue coming from one of our largest customers, while also having a significant number of opportunities shift to the third quarter of fiscal year 2026. For the six months ended June 30, 2026 and 2025, we had total revenue of approximately $1.6 million and $1.9 million, respectively, and net loss of approximately $5.9 and $7.6 million, respectively. For the six months ended June 30, 2026 and 2025, the revenue generated from platform usage was approximately $1.3 million and $1.6 million, respectively, accounting for approximately 79.5% and 85.6% of our total revenue, respectively; and the revenue generated from professional and managed services was approximately $0.3 million and $0.3 million, respectively, accounting for approximately 20.5% and 14.4% of our total revenue, respectively.

Our mission is to deliver top-tier planning, production, and broadcasting services for virtual, hybrid, self-service, and physical events. Our goal is to become a global leader in innovative virtual events that enhance engagement and connectivity, making impactful and memorable experiences accessible to all.

Key Financial Performance Indicators

Revenue

Our revenue is generated from our integrated technology offering and complementary professional services provided to enterprise customers. Our solutions enable organizations to plan, manage, and deliver webinars, virtual, hybrid, self-service, and in-person events, with revenue derived from platform access, technology-enabled services, and related event execution.

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

Operating profit and operating profit margin

Operating profit is the difference between our revenue and cost of revenue and selling, general and administrative expenses and depreciation expenses. Operating profit margin is the operating profit as a percentage of revenue.

Other income (expenses)

From time to time, we have non-recurring, non-operating gains and losses which are reflected through other income (expenses).

Interest expenses

Interest expenses consist of interest expenses arising from borrowings.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2026 and 2025

The following table sets forth our statements of operations for the three months ended June 30, 2026 and 2025:

(in thousands, except change % data)

	Three Months Ended June 30,		Change (2026 vs. 2025)
	2026($)	2025($)	$	YoY %
Revenue
Platform Usage	469	855	(386)	(45.1)%
Professional & Managed Services	262	261	1	0.4%
Total Revenue	731	1,116	(385)	(34.5)%
Cost of revenue	104	175	(71)	(40.6)%
Gross Profit	627	941	(314)	(33.4)%
Operating expenses:
Selling, General and Administrative Expenses	3,609	2,153	1,456	67.6%
Depreciation expenses	11	148	(137)	(92.6)%
Total operating expenses	3,620	2,301	1,319	57.3%
Loss from operations	(2,993)	(1,360)	(1,633)	120.1%
Other income (expenses), net	36	(1,344)	1,380	(102.7)%
Interest expenses	(28)	(80)	52	(65.0)%
Loss before income taxes	(2,985)	(2,784)	(201)	7.2%
Provision for income taxes	-	-	-	0.0%
Net Loss	(2,985)	(2,784)	(201)	7.2%

Revenue

Revenue decreased by $0.4 million, or 34.5%, to $0.7 million. The decrease was primarily driven by less revenue from one of our largest customers, while also having a significant number of opportunities shift to the third quarter of fiscal year 2026 and the related revenue to be recognized then.

Cost of Revenue

Cost of revenue decreased by $0.07 million, or 40.6%, to $0.1 million, reflecting a decrease in direct costs resulting from a decrease in related revenue.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by $1.5 million, or 67.6%, to $3.6 million, primarily due to an increase in professional fees.

Depreciation Expense

Depreciation and amortization expenses decreased by $0.1 million, or 92.6%, to $0.01 million. The decrease was primarily due to the impairment loss recognized on the software during the year ended December 31, 2025, as the Company no longer had any software assets subject to amortization during the three months ended June 30, 2026.

Other Income (Expense), net

Other income (expense), net changed from expense of $1.4 million during the three months ended June 30, 2025 to income of $0.04 million during the three months ended June 30, 2026. The change primarily resulted from the expenses incurred in connection with the entry by the Company into a Settlement Agreement and Stipulation with Sunpeak Holdings Corporation (the “Settlement Agreement”) during the three months ended June 30, 2025, which were non-recurring.

Interest Expenses

Interest expenses decreased by $0.05 million, or 65.0%, to $0.03 million, primarily due to a lower outstanding short-term loan balance during the three months ended June 30, 2026.

Net Loss

As a result of the foregoing, the net loss was $3.0 million during the three months ended June 30, 2026 compared to the net loss of $2.8 million during the three months ended June 30, 2025.

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

The following table provides a reconciliation of net loss to non-GAAP net loss for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in thousands, except share data)
Net Loss	$(2,985)	$(2,784)
Stock-based compensation expense	584	3
Non-GAAP net loss	$(2,401)	$(2,781)
Weighted average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	4,279,641	1,428,399
Net loss per share – basic and diluted	$(0.70)	$(1.95)
Non-GAAP net loss per share - basic and diluted	$(0.56)	$(1.95)

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

We define Adjusted EBITDA as our net loss excluding: (i) interest expense, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) other (income) expense, and (v) stock-based compensation expense.

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net loss	$(2,985)	$(2,784)
Interest expenses	28	80
Provision for income taxes	-	-
Depreciation and amortization	11	148
Other (income) expenses, net	(36)	1,344
Stock-based compensation expenses	584	3
Adjusted EBITDA	$(2,398)	$(1,209)

Comparison of Results of Operations for the six months ended June 30, 2026 and 2025

The following table sets forth our statements of operations for the six months ended June 30, 2026 and 2025:

(in thousands, except change % data)

	Six Months Ended June 30,		Change (2026 vs. 2025)
	2026($)	2025($)	$	YoY %
Revenue
Platform Usage	1,260	1,587	(327)	(20.6)%
Professional & Managed Services	324	268	56	20.9%
Total Revenue	1,584	1,855	(271)	(14.6)%
Cost of revenue	411	361	50	13.9%
Gross Profit	1,173	1,494	(321)	(21.5)%
Operating expenses:
Selling, General and Administrative Expenses	6,987	7,319	(332)	(4.5)%
Depreciation expenses	22	296	(274)	(92.6)%
Total operating expenses	7,009	7,615	(606)	(8.0)%
Loss from operations	(5,836)	(6,121)	285	(4.7)%
Other (income) expenses, net	37	(1,350)	1,387	(102.7)%
Interest expenses	(89)	(149)	60	(40.3)%
Loss before income taxes	(5,888)	(7,620)	1,732	(22.7)%
Provision for income taxes	-	-	-	0.0%
Net Loss	(5,888)	(7,620)	1,732	(22.7)%

Revenue

Revenue decreased by $0.3 million, or 14.6%, to $1.6 million. The decrease was primarily driven by lesser expected revenue coming from one of our largest customers, while also having a significant number of opportunities shift to the third quarter of fiscal year 2026 and the related revenue to be recognized then.

Cost of Revenue

Cost of revenue increased by $0.05 million, or 13.9%, to $0.4 million. The increase was primarily due to a higher number of physical events held for other customers during the six months ended June 30, 2026 compared to the same period last year, which resulted in higher contract labor costs. This increase in cost of revenue occurred despite the overall decrease in revenue during the period, as the decline was concentrated on one customer’s shifted opportunities, rather than a reduction in physical events overall.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses decreased by $0.3 million, or 4.5%, to $7.0 million. The decrease was primarily due to lower stock-based compensation expenses recognized during the six months ended June 30, 2026, partially offset by an increase in professional fees.

Depreciation Expense

Depreciation and amortization expenses decreased by $0.3 million, or 92.6%, to $0.02 million. The decrease was primarily due to the impairment loss recognized on the software during the year ended December 31, 2025, as the Company no longer had any software assets subject to amortization during the six months ended June 30, 2026.

Other Income (Expense), net

Other income (expenses), net changed from expense of $1.4 million during the six months ended June 30, 2025 to income of $0.04 million during the six months ended June 30, 2026. The change primarily resulted from the expenses incurred in connection with the entry into the Settlement Agreement during the six months ended June 30, 2025 which were non-recurring.

Interest Expenses

Interest expenses decreased by $0.06 million, or 40.3%, to $0.09 million, primarily due to a lower outstanding short-term loan balance during the six months ended June 30, 2026.

Net Loss

As a result of the foregoing, the net loss was $5.9 million during the six months ended June 30, 2026 compared to the net loss of $7.6 million during the six months ended June 30, 2025.

Non-GAAP Financial Measures

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

The following table provides a reconciliation of net loss to non-GAAP net loss for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands, except share data)
Net Loss	$(5,888)	$(7,620)
Stock-based compensation expense	870	3,515
Non-GAAP net loss	$(5,018)	$(4,105)
Weighted average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	4,129,377	1,927,108
Net loss per share – basic and diluted	$(1.43)	$(3.95)
Non-GAAP net loss per share - basic and diluted	$(1.22)	$(2.13)

Adjusted EBITDA

The following table provides a reconciliation of net loss to Adjusted EBITDA for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net loss	$(5,888)	$(7,620)
Interest expenses	89	149
Provision for income taxes	-	-
Depreciation and amortization	22	296
Other (income) expenses, net	(37)	1,350
Stock-based compensation expenses	870	3,515
Adjusted EBITDA	$(4,944)	$(2,310)

Liquidity and Capital Resources

Sources of Liquidity

Our primary liquidity needs for the next 12 months and beyond will include cash to (i) provide capital to facilitate the growth of our business, (ii) pay our short-term debt obligations, as discussed in the notes to the consolidated financial statements, and (iii) pay our operating expenses.

As of June 30, 2026 and December 31, 2025, we had cash of $5.8 million and $1.6 million, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally fund our operations with cash flow from operations, and, when needed, borrow funds from financial institutions. In addition, as we continue to grow, we expect to continue funding our operations by issuing shares of our common stock to a wider stockholder base, subject to market conditions. On June 30, 2026, we issued 7,500,000 shares of our common stock for net proceeds of $6.6 million in a registered direct offering to certain investors.

Our principal use of liquidity has been to fund our daily operations and working capital and we expect that to continue for the next 12 months and beyond. We have incurred and continue to incur losses from operations and negative cash flows from operating activities. For the six months ended June 30, 2026, we incurred a net loss of $5.9 million and used $2.7 million of cash in operating activities. As of June 30, 2026, we had an accumulated deficit of $27.3 million and short-term related-party debt obligations of $0.4 million, all of which will mature within the next twelve months.

Our ability to continue as a going concern depends upon our ability to attract and retain revenue-generating customers, acquire new customer contracts, implement cost control measures, and secure additional debt or equity financing. Management is always evaluating additional debt or equity financing alternatives, although there can be no assurance that any such financing will be available on acceptable terms or at all.

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

Contractual Obligations and Commitments

As of June 30, 2026, the Company had a total of $0.5 million in contractual obligations for future payments.

	As of June 30, 2026
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Short-term debt	$430	$430	$-	$-	$-
Operating lease payments	98	98	-	-	-
Total	$528	$528	$-	$-	$-

As of June 30, 2026, we had outstanding short-term debt obligations of $0.5 million which mature within the next twelve months.

Capital Expenditures

Our capital expenditures primarily consist of acquisition of computer hardware equipment and capitalized software.

During the six months ended June 30, 2026 and 2025, we spent nil and $0.5 million, respectively, on capitalized software.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash flows for the six months ended June 30, 2026 and 2025

(in thousands)
	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,888)	$(7,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	297
Noncash lease expenses	39	37
Noncash interest expenses	86	149
Stock-based compensation	870	3,515
Loss on extinguishment of debt	-	1,345
Gain on lease modification	(35)
Changes in operating assets and liabilities:
Accounts receivables	196	282
Advance – related party	-	(4,996)
Prepaid expenses and other assets	697	(63)
Other assets	914	-
Accounts payable	414	(217)
Other payable and accrued expenses	302	(221)
Deferred revenue	(277)	(50)
Other liabilities	3	-
Operating lease liabilities	(39)	(35)
Net cash used in operating activities	(2,696)	(7,577)
Cash flows from investing activity:
Purchase of capitalized internal-use software	-	(530)
Net cash used in investing activity	-	(530)
Cash flows from financing activities:
Proceeds from short-term loans – related party	310	1,925
Repayments of short-term loans – related party	(450)	(2,000)
Proceeds from issuance of shares	7,138	8,900
Payment for deferred offering costs	-	(27)
Net cash provided by financing activities	6,998	8,798
Net change in cash, cash equivalents and restricted cash	4,302	691
Cash, cash equivalents and restricted cash at beginning of period	1,631	48
Cash, cash equivalents and restricted cash at end of period	$5,933	$739

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,833	$739
Restricted cash	100	-
Total cash, cash equivalents and restricted cash	$5,933	$739

Operating Activities

Net cash used in operating activities mainly consists of our net loss adjusted for certain noncash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

For the six months ended June 30, 2026, net cash used in operating activities was $2.7 million, compared to $7.6 million during the six months ended June 30, 2025. The decrease in cash outflow was primarily due to lower net loss during the current period and a decrease in advance to related party, partially offset by lower non-cash adjustment for stock-based compensation expenses and loss on extinguishment of debt.

Investing Activity

Net cash used in investing activities decreased to nil for the six months ended June 30, 2026, compared to $0.5 million for the six months ended June 30, 2025. The decrease was due to the absence of purchase of property and equipment and capitalized software during the current period.

Financing Activities

Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2026, compared to $8.8 million for the six months ended June 30, 2025. The decrease was primarily driven by lower proceeds received from the issuance of shares and short-term loans from related parties during the current period, partially offset by lower repayments for short-term loans from related parties.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of the fiscal year ending December 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TEN Holdings, Inc.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings, other than as disclosed below. From time to time, we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matter could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. Subsequently, the Company received additional DOJ requests for information to include, but not limited to, documents and communications relating to four contracts the Company executed after its IPO. The Company is complying with these additional requests for information.

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

Pursuant to an internal investigation overseen by the Board of Directors of the Company (the “Board”) in consultation with the Company’s counsel, the Board believes that certain agreements executed at the direction of former members of management in connection with the Company’s initial public offering, which were terminated as disclosed in the Company’s Form 8-K filed on July 24, 2026 (the “8-K”), lacked economic substance and any direct benefit to the Company, and may have solely benefited the counterparties to those agreements rather than the Company. The Company has informed the DOJ and SEC of these facts and continues to cooperate with the above investigations. The Company has undertaken remedial measures, including terminating the identified contracts and third-party relationships as disclosed in the 8-K and enhancing its compliance program and internal policies and controls; in addition, incumbent members of management and the Company’s Board of Directors at the time of the initial public offering are no longer with the Company.

The Company is continuing to fully cooperate with both investigations and will comply with its obligations under the subpoenas. The Company cannot predict the scope or timing of the investigations, the resolution or the outcome of the investigations, the costs or the potential impact on the Company.

Based on the information currently available, the Company has not recorded a loss contingency in connection with these matters because management does not believe that a loss is both probable and reasonably estimable as of June 30, 2026. The Company is also currently unable to reasonably estimate the amount or range of any possible loss that may result from these matters. The Company will continue to evaluate developments relating to the investigations and will recognize an accrual or provide additional disclosure if and when required. As of the reporting date, the investigations remain ongoing, no conclusions have been reached, and no final determinations have been made.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2026, except that we have identified the additional risk factors set forth below.

We are subject to government investigations and regulatory inquiries which could result in substantial costs, penalties and reputational harm.

We have received subpoenas and other requests for information from the U.S. Department of Justice (the “DOJ”) and the SEC relating to the Company’s initial public offering (the “IPO”) and four contracts the Company executed after its IPO.

Government investigations and regulatory proceedings are inherently uncertain, can be time-consuming, disruptive, and expensive, and can divert the attention of management and other personnel from our business operations. The outcome of these matters cannot be predicted with certainty, and we may be required to incur substantial legal, accounting and other professional fees in responding to these investigations.

If these investigations result in adverse findings, settlements, enforcement actions, civil litigation, criminal proceedings, injunctions, monetary penalties, disgorgement, changes to our business practices, limitations on our operations, or other remedial measures, our business, financial condition, results of operations, cashflows, and reputation could be materially adversely affected. In addition, publicity regarding these matters, regardless of the ultimate outcome, could harm our reputation, impair our ability to maintain or grow relationships with customers, investors, business partners, and employees and negatively impact the trading price of our securities.

Any adverse resolution of these matters could also impair our ability to access the capital markets, complete financing transactions, suspension of trading of our securities, maintain exchange listing standards, or satisfy contractual obligations, which could materially adversely affect our business and prospects.

Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our common stock being delisted from The Nasdaq Capital Market.

There can be no assurance that we will be able to maintain the listing standards of the Nasdaq Capital Market, the exchange on which our common stock is traded, which includes requirements that we maintain our stockholders’ equity, total value of shares of common stock held by unaffiliated stockholders, minimum bid price, and market capitalization above certain specified levels. For example, on June 30, 2025, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that the Company had not been in compliance with Nasdaq’s minimum bid price requirement. In order to cure the deficiency, we effected a 1-for-15 reverse stock split on December 1, 2025 to regain compliance with Nasdaq’s minimum bid price requirement. Because we effected such reverse stock split to cure our minimum bid price deficiency in December 2025, should our stock price fail to meet Nasdaq’s minimum bid price requirement at any time prior to December 1, 2026, we will not be eligible for any compliance period and our stock will be immediately delisted. In addition, on May 26, 2026, we received a deficiency letter from the Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity. On June 30, 2026, we issued a press release announcing that we had closed a registered direct offering of 7,500,000 shares of common stock for net proceeds of approximately $6.6 million. As a result, we believe we have regained compliance with Nasdaq Listing Rule 5550(b)(1).

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2026 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase any shares of common stock during the three months ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Articles of Incorporation	10-Q	001-42515	3.1	November 10, 2025

3.2	Bylaws	10-Q	001-42515	3.2	November 10, 2025

4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024

10.1	Stock Purchase Agreement, dated May 22, 2026.	8-K	001-42515	10.1	May 26, 2026

10.2	Registration Rights Agreement, dated May 22, 2026.	8-K	001-42515	10.2	May 26, 2026

10.3+	Placement Agency Agreement, dated June 26, 2026, by and between the Registrant and WestPark Capital, Inc.	-	-	-	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished herewith

101.INS	Inline XBRL Instance Document	-	-	-	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certification furnished in Exhibit 32.1 herewith is deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
+	Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that they are not material and is the type of information that the registrant treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2026

TEN Holdings, Inc.

By:	/s/ Virgilio D. Torres
Virgilio D. Torres
Chief Executive Officer and Chief Financial Officer

