Form 10-K/A
period 2025-12-31
TEN Holdings, Inc.
filed 2026-09-10
CIK 2030954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of the registrant’s shares of common stock, $0.0001 par value per share, outstanding on March 10, 2026, was 3,997,443.

DOCUMENTS INCORPORATED BY REFERENCE

No annual report to security holders, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated by reference into this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

TEN Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026 (the “Original Filing Date”), to correct certain information in the Original Filing, as described in this Explanatory Note.

The Company believes that none of such corrections, either individually or in the aggregate, are material. In addition, none of these changes requires a restatement of the Company’s financial statements included in the Original Filing, as the corrections only impact the “Executive Compensation” section of the Original Filing, and all relevant information is accurately reflected in the Company’s financial statements.

The Company is filing this Amendment to:

●	Update the Summary Compensation Table required by Part III, Item 11. Executive Compensation to (i) correct an error in the value of the option award granted to Mr. Virgilio D. Torres, (ii) correct scrivener errors in the number of shares, as adjusted for the Company’s 1-for-15 reverse stock split, effected December 1, 2025, underlying the option awards granted to Mr. Randolph Wilson Jones III and Mr. John M. Orobono Jr., and (iii) correct scrivener errors in the grant date fair value per share of option awards granted to named executive officers;

●	Update the Outstanding Equity Awards at Fiscal Year-End Table required by Part III, Item 11. Executive Compensation to (i) adjust the column placement of the option awards granted to Mr. Randolph Wilson Jones III and Mr. Virgilio D. Torres and (ii) correct a scrivener error in the number of shares, as adjusted for the Company’s 1-for-15 reverse stock split, effected December 1, 2025, underlying the option award granted to Mr. John M. Orobono Jr.; and

●	Update the disclosure under Part III, Item 11. Executive Compensation — Timing of Grants of Certain Equity Awards to correct the grant date fair value of the option award granted to Mr. Virgilio D. Torres on June 30, 2025.

Except as described above, no other changes have been made to the Original Filing. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing Date. This Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the Original Filing Date.

i

PART III

Item 11. Executive Compensation.

This section provides an overview of our executive and director compensation programs. We meet the requirements of a “smaller reporting company” and have utilized the scaled reporting requirements available to qualifying companies.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2025, and 2024, the dollar value of all cash and noncash compensation earned by our “named executive officers,” as defined under Item 402(m) of Regulation S-K (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Randolph Wilson Jones III, Chief Executive Officer and Director	2025	300,000	95,263	––	––		––	––	––		395,263
	2024	298,077	132,536	––	4,321,644	(2)	––	––	––		4,752,257
John M. Orobono Jr., Former Chief Financial Officer, Secretary and Director(3)	2025	220,000	––	––	––		––	––	45,000	(4)	265,000
	2024	162,077	25,000	––	864,798	(5)	––	––	––		1,051,875
Virgilio D. Torres, Chief Financial Officer, Secretary and Director(6)	2025	265,000	33,125	––	55,707	(7)	––	––	––		353,832

Notes:

(1)	Amounts in this column represent the aggregate grant-date fair value of option awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 718 (“Topic 718”). For a summary of all assumptions made in the valuation of the option awards, see “Note 12 – Equity Incentive Plan” to our consolidated financial statements included in the Original Filing.

(2)	On October 10, 2024, the Company granted Mr. Jones an option to purchase 1,381,750 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 92,117, with an exercise price of $6.90 per share. The fair value of the stock option as of the grant date was approximately $3.13 per share and was estimated using the Black-Scholes option-pricing model. Adjusted for the Company’s 1-for-15 reverse stock split, the grant date fair value of the stock option, estimated using the Black-Scholes option-pricing model, was approximately $46.91 per share.

(3)	On May 9, 2025, Mr. John M. Orobono Jr. resigned as Chief Financial Officer, Secretary and director of the Company.

(4)	Represents severance paid to Mr. Orobono in connection with his May 9, 2025 resignation.

(5)	On October 10, 2024, the Company granted Mr. Orobono an option to purchase 276,500 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 18,433, with an exercise price of $6.90 per share. The fair value of the stock option as of the grant date was approximately $3.13 per share and was estimated using the Black-Scholes option-pricing model. Adjusted for the Company’s 1-for-15 reverse stock split, the grant date fair value of the stock option, estimated using the Black-Scholes option-pricing model, was approximately $46.91 per share. Upon Mr. Orobono’s resignation on May 9, 2025, the option had vested as to 69,125 shares of the Company’s common stock. On August 7, 2025 the vested portion of the option was returned pursuant to the vesting and forfeiture terms of the option grant.

(6)	On June 30, 2025, the Board appointed Mr. Virgilio D. Torres to serve as the new Chief Financial Officer and director of the Company.

(7)	On June 30, 2025, the Company granted Mr. Torres an option to purchase 323,884 shares of the Company’s common stock with an exercise price of $0.36 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. The fair value of the stock option as of the grant date was approximately $0.17 per share and was estimated using the Black-Scholes option-pricing model. Adjusted for the Company’s 1-for-15 reverse stock split, the grant date fair value of the stock option, estimated using the Black-Scholes option-pricing model, was approximately $2.58 per share.

Employment Agreements with Our Named Executive Officers

The Company has entered into employment agreements with Randolph Wilson Jones III, our Chief Executive Officer, Mr. John M. Orobono Jr, our former Chief Financial Officer and Virgilio D. Torres, our Chief Financial Officer and Secretary. A summary of the terms of the current employment agreements with our Company is set forth below.

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

Employment Agreement with John M. Orobono Jr.

Pursuant to the offer letter by and between the Company and John M. Orobono Jr., dated August 1, 2024, Mr. Orobono served as the Chief Financial Officer of the Company, and was entitled to (i) an annual salary of $215,000, minus applicable taxes; (ii) an annual bonus of 20% of the salary, depending on the business performance; (iii) 1% equity stock of TEN Holdings, Inc., to be determined upon establishment of the Company’s equity plan; and (iv) certain benefit plans and a 401(k) retirement plan. Either party was able to terminate the employment relationship at any time without cause, and with or without notice. Mr. Orobono’s offer letter was terminated upon his resignation from the Company on May 9, 2025.

Employment Agreement with Virgilio D. Torres

Pursuant to the amended and restated employment agreement by and between the Company and Virgilio D. Torres, dated December 22, 2025, Mr. Torres serves as the Chief Financial Officer of the Company, and is entitled to (i) an annual salary of $265,000, minus applicable taxes; (ii) an annual bonus of 25% of the salary, depending on the business performance; (iii) such stock options and equity awards as may be determined by the Board of the Company, in its sole discretion, consistent with its policies and practices pertaining to equity awards for Company’s executives; and (iv) participation in any standard employee benefit plan of the Company that existed at the time of the agreement or that may be adopted by the Company in the future, including, but not limited to, any retirement plan, life insurance plan, health insurance plan and travel/holiday plan. Either party may terminate the employment relationship at any time without cause, upon three months’ prior written notice.

Equity Awards to Named Executive Officers

On September 5, 2024, the Company’s Board and sole stockholder adopted an equity incentive plan (the “Original Equity Incentive Plan”) under which an aggregate of 10% of the Company’s authorized shares of common stock, which equals 12,500,000 shares of common stock, were reserved for issuance. On September 27, 2024, the Company’s Board and then sole stockholder approved an amended and restated equity incentive plan (the “Amended and Restated Equity Incentive Plan”) which changed the maximum number of shares of common stock of the Company reserved and available for granting awards from 12,500,000 to 4,000,000. The Amended and Restated Equity Incentive Plan allows for the issuance of options, stock appreciation rights, restricted stock, restricted stock unit, performance award, dividend equivalent, and other stock-based awards to selected employees, officers, directors and consultants, for them to acquire a proprietary interest in the growth and performance of the Company.

On October 10, 2024, the Company granted stock options to certain individuals who were the Company’s directors and employees to purchase an aggregate of 2,640,250 shares of common stock at an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 176,017, with an exercise price of $6.90 per share. The options have a contractual term of ten years and vested as to 60% of the underlying shares upon the completion of the Company’s initial public offering with the remaining 40% of the underlying shares having a one-year cliff, wherein approximately 13.3% vested in October 2025 and the remaining vested or will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the option shall vest by October 2027. Pursuant to the award agreements, an aggregate of 1,122,925 shares of common stock (or 74,862 shares of common stock, as adjusted for the Company’s 1-for-15 reverse stock split, effected on December 1, 2025) vested upon the completion of the Company’s initial public offering. The total value of the stock options granted on October 10, 2024 under the Amended and Restated Equity Incentive Plan was approximately $8.3 million as of such grant date.

On June 30, 2025, the Company granted a stock option Mr. Virgilio D. Torres, the Company’s Chief Financial Officer, Secretary and Director, to purchase an aggregate of 323,884 shares of common stock at an exercise price of $0.36 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. The option has a contractual term of ten years and vests as to one third of the underlying shares on June 30, 2026 and vests as to the remaining underlying shares in equal monthly installments beginning on July 30, 2026. The total value of the stock option granted on June 30, 2025 under the Amended and Restated Equity Incentive Plan was approximately $55,707 as of such grant date.

A summary of the number and the value of the outstanding equity awards as of December 31, 2025, held by the Named Executive Officers is set out in the table below.

	Outstanding Equity Awards at Fiscal Year-End
	Option awards						Stock awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randolph Wilson Jones III	69,599	22,517	(1)	––	6.90	October 10, 2034	––	––	––	––
John M. Orobono Jr.(2)	––	––		––	––	––	––	––	––	––
Virgilio D. Torres	––	21,592	(3)	––	5.40	June 30, 2035	––	––	––	––

Notes:

(1)	On October 10, 2024, the Company granted Mr. Jones an option to purchase 1,381,750 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 92,117, with an exercise price of $6.90 per share. The option vested as to 60% of the underlying shares upon the completion of the Company’s initial public offering in February 2025 and the remaining 40% have a one-year cliff, wherein approximately 13.3% of the option vested in October 2025 and the remaining option vested or will thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the option shall vest by October 2027. The option has an expiration date of October 10, 2034.

(2)	On October 10, 2024, the Company granted Mr. Orobono an option to purchase 276,500 shares of the Company’s common stock with an exercise price of $0.46 per share. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 18,433, with an exercise price of $6.90 per share. The option vested as to 25% of the underlying shares upon the completion of the Company’s initial public offering in February 2025 and the remaining 75% have a one-year cliff, wherein 25% of the award was to vest in October 2025 and the remaining option was to thereafter vest in equal monthly installments, commencing November 2025 until October 2027, so that all the shares subject to the option were to vest by October 2027. Upon Mr. Orobono’s resignation on May 9, 2025, the option had vested as to 69,125 shares of the Company’s common stock. On August 7, 2025 the vested portion of the option was returned pursuant to the vesting and forfeiture terms of the option grant.

(3)	On June 30, 2025, the Company granted Mr. Torres an option to purchase 323,884 shares of the Company’s common stock with an exercise price of $0.36. As a result of the Company’s 1-for-15 reverse stock split, effected on December 1, 2025, the number of shares issuable upon the exercise of this option was reduced to 21,592, with an exercise price of $5.40 per share. The option vests as to one third of the underlying shares on June 30, 2026 and vests as to the remaining underlying shares in equal monthly installments beginning on July 30, 2026. The option has an expiration date of June 30, 2035.

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

Percentage change in the
closing market price of the
securities underlying the
award between the trading
day ending immediately
prior to the disclosure of
material nonpublic
information and the trading
day beginning immediately
following the disclosure of
material nonpublic

information

Virgilio D. Torres, Chief Financial Officer, Secretary and Director	June 30, 2025	21,592	5.40	2.58	6.34%

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

No financial statement or supplemental data are filed with this Amendment.  See Item 8. Financial Statements and Supplementary Data in the Original Filing.

(b) Exhibits

The exhibits required to be filed by Item 15. Exhibit and Financial Statement Schedules are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The following “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed herewith

101.INS	Inline XBRL Instance Document	-	-	-	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Furnished herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Furnished herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEN Holdings, Inc.

Date: September 10, 2026	By:	/s/ Virgilio D. Torres
	Name:	Virgilio D. Torres
	Title:	Chief Executive Officer and Chief Financial Officer

