Form 10-Q
period 2026-09-30
TEN Holdings, Inc.
filed 2026-11-06
CIK 2030954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42515

TEN Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-1291725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TEN Holdings, Inc.

c/o Studio

1 Rockefeller Plaza, 2nd Floor

New York, NY 10020

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

As of November 5, 2026, there were 12,066,848 shares of common stock, par value $0.0001 per share, outstanding.

TEN Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2026
Contents

		Page
Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4	Controls and Procedures	30

Part II	Other Information	31

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	32

Item 4	Mine Safety Disclosures	32

Item 5	Other Information	32

Item 6	Exhibits	32

	Signatures	33

i

TEN Holdings, Inc.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TEN HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,505	$1,631
Restricted cash	100	—
Accounts receivable, net	403	635
Receivable due from related parties	800	5,400
Prepaid expenses and other current assets	99	2,759
Total Current Assets	4,907	10,425
Non-current Assets:
Property and equipment, net	140	172
Operating lease right-of-use assets, net	56	455
Other assets	—	914
Total Non-current Assets	196	1,541
Total Assets	$5,103	$11,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$149	$284
Other payable and accrued expenses	1,435	1,900
Deferred revenue	244	430
Current portion of operating lease liabilities	—	80
Short-term loans - Related party	120	4,571
Other current liabilities	40	—
Total Current Liabilities	1,988	7,265
Non-current Liabilities:
Non-current operating lease liabilities	—	422
Total Non-current Liabilities	—	422
Total Liabilities	1,988	7,687
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock; $0.0001 par value – 1,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value – 250,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 12,066,848 and 3,977,443 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	*
Additional paid-in capital	34,167	25,710
Accumulated deficit	(31,053)	(21,431)
Total Stockholders’ Equity	3,115	4,279
Total Liabilities & Stockholders’ Equity	$5,103	$11,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	Less than $1,000

TEN HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$640	$543	$2,224	$2,398
Cost of revenue	261	138	673	499
Gross profit	379	405	1,551	1,899
Operating expenses:
Selling, general and administrative expense	4,113	2,185	11,097	9,504
Depreciation and amortization expense	10	147	32	443
Total operating expenses	4,123	2,332	11,129	9,947
Loss from operations	(3,744)	(1,927)	(9,578)	(8,048)
Other income (expense), net	12	(1)	47	(1,351)
Interest expense, net	(2)	(59)	(91)	(208)
Loss before income taxes	(3,734)	(1,987)	(9,622)	(9,607)
Income tax expense	—	—	—	—
Net loss	$(3,734)	$(1,987)	$(9,622)	$(9,607)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.84)	$(1.42)	$(4.63)
Weighted-average number of common shares outstanding used to compute net loss per share, basic and diluted	11,999,366	2,359,622	6,781,534	2,074,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands, except share data)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2026	11,977,443	$1	$33,718	$(27,319)	$6,400
Issuance of shares upon exercise of stock options	89,405	*	731	—	731
Stock-based compensation	—	—	(282)	—	(282)
Net loss	—	—	—	(3,734)	(3,734)
Balance, September 30, 2026	12,066,848	$1	$34,167	$(31,053)	$3,115

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2025	3,977,443	$—	$25,710	$(21,431)	$4,279
Issuance of shares, net of offering costs	8,000,000	1	7,138	—	7,139
Issuance of shares upon exercise of stock options	89,405	*	731	—	731
Stock-based compensation	—	—	588	—	588
Net loss	—	—	—	(9,622)	(9,622)
Balance, September 30, 2026	12,066,848	$1	$34,167	$(31,053)	$3,115

	Common Stock Shares	Common Stock Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2025	2,341,135		$—	$14,885	$(9,542)	$5,343
Shares issued for cash	97,257		*	426	—	426
Issuance of underwriter shares	4,116		*	—	—	—
Stock-based compensation	—		—	2	—	2
Net loss	—		—	—	(1,987)	(1,987)
Balance, September 30, 2025	2,442,508	$	*	$15,313	$(11,529)	$3,784

	Common Stock Shares	Common Stock Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2024	1,712,609	$	*	$322	$(1,922)	$(1,600)
Issuance of shares upon initial public offering, net of offering costs	111,133		*	7,842	-	7,842
Stock-based compensation	-		-	3,517	-	3,517
Issuance of shares in connection with consulting agreement	89,154		*	-	-	-
Issuance of shares in settlement of claims, pursuant to Section 3(a)(10)	369,430		*	3,206	-	3,206
Shares issued for cash	156,066		*	426	-	426
Issuance of underwriter shares	4,116		*	-	-	-
Net loss	-		-	-	(9,607)	(9,607)
Balance, September 30, 2025	2,442,508	$	*	$15,313	$(11,529)	$3,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

*	Less than $1,000

TEN HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,622)	$(9,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	443
Non-cash lease expenses	68	56
Non-cash interest expenses	88	208
Stock-based compensation	588	3,517
Loss on extinguishment of debt	—	1,345
Gain on lease modification	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	232	(23)
Advance – related party	—	(4,726)
Prepaid expenses and other assets	2,660	(11)
Other assets	914	—
Trade accounts payable	(133)	(136)
Other payable and accrued expenses	43	(157)
Deferred revenue	(186)	109
Other liabilities	41	—
Operating lease liabilities	(120)	(53)
Cash used in operating activities	(5,445)	(9,035)
Cash flows from investing activity:
Purchase of capitalized internal-use software	—	(828)
Net cash used in investing activity	—	(828)
Cash flows from financing activities:
Proceeds from short-term loans - Related party	310	2,827
Repayments of short-term loans - Related party	(760)	(2,000)
Proceeds from issuance of shares	7,138	9,326
Payment for deferred offering costs	—	(28)
Proceeds from exercise of stock options	731	—
Net cash provided by financing activities	7,419	10,125
Net change in cash, cash equivalents and restricted cash	1,974	262
Cash, cash equivalents and restricted cash at beginning of period	1,631	48
Cash, cash equivalents and restricted cash at end of period	$3,605	$310

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,505	$310
Restricted cash	100	-
Total cash, cash equivalents and restricted cash	$3,605	$310

Non-cash investing and financing activities:
Settlement of debt through offsetting with receivable due from related party	$4,600	$ —

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEN HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 24, 2024, the Company changed its domicile of incorporation from the Commonwealth of Pennsylvania to the state of Nevada. Thereupon, each share of common stock, no par value per share, of the Company that was issued and outstanding was automatically converted into a share of common stock, par value $0.0001 of the Company. After domestication, the total common stock issued and outstanding was 50,000,000 shares.

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

On May 19, 2026, Apexmind Solutions Inc. (“Apexmind Solutions”) was incorporated under the Business Corporations Act of British Columbia, Canada, as a wholly owned subsidiary of the Company. Apexmind Solutions is authorized to issue an unlimited number of common shares without par value. Upon incorporation, Apexmind Solutions issued one common share to the Company for consideration of CAD 1. During the period from its incorporation through September 30, 2026, the Company made a capital contribution of approximately $3.0 million to Apexmind Solutions. Apexmind Solutions had not commenced substantive operations and has not generated significant revenue or operating expenses through September 30, 2026.

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

The Company has incurred and continues to incur losses from operations as well as negative cash flow from operations. For the nine months ended September 30, 2026, the Company had a net loss of $9.62 million, net cash used in operations of $5.44 million, and as of September 30, 2026, the Company had an accumulated deficit of $31.05 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include pursuing additional revenue-generating customer contracts, implementing cost control measures, and evaluating additional debt or equity financing alternatives.

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

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

1.	Identification of the contract with a customer

2.	Identification of the performance obligation in the contract

3.	Determination of the transaction price

4.	Allocation of the transaction price to the performance obligation in the contract

5.	Recognition of revenue when, or as, a performance obligation is satisfied

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

Concentration of Customers and Vendors

The consolidated balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash, accounts receivable and receivable due from related parties. The Company continuously evaluates the credit worthiness of its customers’ financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

For the nine months ended September 30, 2026 and 2025, two customers and one customer, respectively, accounted for more than 10% of the Company’s total revenue. As of September 30, 2026 and December 31, 2025, two and three customers, respectively, accounted for more than 10% of the Company’s total accounts receivable.

For the nine months ended September 30, 2026 and 2025, three suppliers and one supplier, respectively, accounted for more than 10% of the Company’s total purchases. As of September 30, 2026 and December 31, 2025, four and five suppliers, respectively, accounted for more than 10% of the Company’s total accounts payable.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments purchased with an initial maturity date of three months or less to be cash equivalents.

Restricted cash represents cash balances that are subject to contractual restrictions and are not available for the Company’s general operating purposes. In connection with the Company’s registered offering completed in June 2026, the Company deposited $0.1 million of the offering proceeds into an interest-bearing escrow account maintained by a third-party escrow agent. The escrowed funds may be used to satisfy bona fide indemnification claims of the placement agent arising during the 12-month period following the offering. Any funds that are not subject to an indemnification claim will be returned to the Company after the applicable escrow period expires.

As of September 30, 2026 and December 31, 2025, restricted cash was $0.1 million and nil, respectively. Restricted cash is presented separately within current assets in the Consolidated Balance Sheets and is included with cash and cash equivalents in the reconciliation of the amounts presented in the Consolidated Statements of Cash Flows.

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

The allowance estimate is derived from a review of the Company’s historical losses on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customer composition has remained constant. The Company did not record an allowance for credit loss as of September 30, 2026 and December 31, 2025.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income or an offset to credit loss expense in the year of recovery. The Company did not have any write-offs of receivables during the nine months ended September 30, 2026 and the year ended December 31, 2025.

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

Property and Equipment, Net

Property and equipment are recorded at the cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives of assets are as follows:

Property and Equipment	Estimated Useful Life
Computers and equipment	7 years
Furniture and fixtures	10 years
Leasehold improvements	Shorter of 10 years or lease term

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

Deferred Revenue

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue balances is recognized over the next 12 months. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of approximately $0.41 million and $0.15 million, respectively, that was included in deferred revenue at the beginning of each respective period.

Cost of Revenue

Cost of revenue primarily consists of costs paid to its employees for delivering events and costs of renting equipment and studio.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, these costs were $1.53 million and $0.65 million, respectively.

Employee Benefit Plan

Substantially all employees are eligible to participate in the 401(k) defined contribution plan which is sponsored by the Company. Participants may contribute a portion of their compensation to the plan up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, the Company can match a portion of the participants’ contributions. During the nine months ended September 30, 2026 and 2025, the Company recognized $0.002 million and $0.054 million, respectively, of expenses for the defined contribution plans.

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

3. Prepaid Expenses and Other Current Assets

As of September 30, 2026 and December 31, 2025, prepaid expenses and other current assets include the following components:

	September 30,	December 31,
	2026	2025
Prepaid expenses	$95	$2,305
Deposits	4	4
Other	—	450
Total prepaid expenses and other current assets	$99	$2,759

4. Property and Equipment, Net

As of September 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Computers and equipment	$487	$487
Furniture and fixtures	17	17
Leasehold improvements	20	20
Total property and equipment	524	524
Less: Accumulated depreciation	(384)	(352)
Total property and equipment, net	$140	$172

The Company recognized depreciation expenses on property and equipment of $0.03 million and $0.04 million during the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	September 30,	December 31,
	2026	2025
Capitalized software	$4,874	$4,874
Under the application development stage	—	—
Total intangible assets	4,874	4,874
Less: Impairment	(4,194)	(4,194)
Less: Accumulated Amortization	(680)	(680)
Intangible assets, net	$—	$—

The Company recognized amortization expenses on intangible assets of nil and $0.41 million during the nine months ended September 30, 2026 and 2025, respectively.

6. Leases

The Company has an operating lease for its office space in Pennsylvania. During the three months ended June 30, 2026, the Company entered into an amendment to the lease agreement that shortened the contractual lease term to December 31, 2026. The amendment was accounted for as a lease modification that decreased the scope of the original lease.

As of the effective date of the modification, the Company reduced the carrying amounts of the operating lease liability and the related right-of-use asset by approximately $0.37 million and $0.33 million, respectively, and recognized a gain on lease modification of approximately $0.04 million, representing the difference between those reductions. The remaining lease liability was remeasured based on the revised contractual lease payments using a discount rate of 6.00% determined as of the modification date, with a corresponding adjustment to the right-of-use asset. The gain on lease modification is included in other income (expense), net in the accompanying Consolidated Statement of Operations.

As of September 30, 2026 and December 31, 2025, the following amounts were recorded in the Consolidated Balance Sheets relating to the Company’s operating lease.

	September 30,	December 31,
	2026	2025
Right-of-Use Assets
Operating lease assets	$56	$455
Lease Liabilities
Operating lease liabilities - Current	$—	$80
Operating lease liabilities - Non-current	$—	$422

In July 2026, the Company paid approximately $0.08 million to settle all remaining lease payments through the lease expiration of March 2027 in a single payment. The payment extinguished the remaining operating lease liability, which had a carrying value of approximately $0.09 million, resulting in a gain on settlement of approximately $0.01 million, included in other income (expense), net in the accompanying Consolidated Statement of Operations. The Company retained the right to use the premises through March 2027, and the related right-of-use asset continues to be amortized on a straight-line basis over that period. Accordingly, there are no remaining contractual maturities of operating lease liabilities as of September 30, 2026.

The following table illustrates information for the Company’s operating lease during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	September 30,	December 31,
	2026	2025
Total operating lease cost	$92	$71
Cash paid for amounts included in the measurement of the operating lease liability	$146	$104
Weighted average remaining lease term (years)	N/A	5.0
Weighted average discount rate	N/A	6.00%

7. Commitments and Contingencies

Guarantees and Commitments

There were no material purchase or guarantee commitments as of September 30, 2026 and December 31, 2025.

Legal Matters

From time to time, in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of September 30, 2026 and December 31, 2025, except those disclosed below.

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. Subsequently, the Company received additional DOJ requests for information to include, but not limited to, documents and communications relating to four contracts the Company executed after its IPO. The Company has complied with these additional requests for information.

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

Pursuant to an internal investigation overseen by the Board of Directors of the Company (the “Board”) in consultation with the Company’s counsel, the Board believes that certain agreements executed at the direction of former members of management in connection with the Company’s initial public offering, which were terminated as disclosed in the Company’s Form 8-K filed on July 24, 2026 (the “8-K”), lacked economic substance and any direct benefit to the Company, and may have solely benefited the counterparties to those agreements rather than the Company. The Company has informed the DOJ and SEC of these facts and continues to cooperate with the above investigations. The Company has undertaken remedial measures, including terminating the identified contracts and third-party relationships as disclosed in the 8-K and enhancing its compliance program and internal policies and controls; in addition, incumbent members of management and the Board at the time of the initial public offering are no longer with the Company.

The Company is continuing to fully cooperate with both investigations and will comply with its obligations under the subpoenas. The Company cannot predict the scope or timing of the investigations, the resolution or the outcome of the investigations, the costs or the potential impact on the Company.

Based on the information currently available, the Company has not recorded a loss contingency in connection with these matters because management does not believe that a loss is both probable and reasonably estimable as of September 30, 2026. The Company is also currently unable to reasonably estimate the amount or range of any possible loss that may result from these matters. The Company will continue to evaluate developments relating to the investigations and will recognize an accrual or provide additional disclosure if and when required. As of the reporting date, to the Company’s knowledge, the investigations remain ongoing, no conclusions have been reached, and no final determinations have been made.

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

8. Other Payables and Accrued Expenses

As of September 30, 2026 and December 31, 2025, other payable and accrued expenses include the following components:

	September 30,	December 31,
	2026	2025
Other payable	$959	$490
Accrued operating expenses	345	619
Accrued payroll expenses	92	217
Other accrued expenses	39	574
Total other payable and accrued expenses	$1,435	$1,900

9. Short-term Loans – Related Party

Short-term loans – related party as of September 30, 2026 and December 31, 2025 consisted of the following:

			September 30,	December 31,
	Interest Rate	Maturity	2026	2025
V-Cube Inc.	6.00%	June 30, 2026	$—	$465
Wizlearn Technologies Pte. Ltd.	6.00%	June 30, 2026	—	1,665
Pave Education Pte. Ltd.	6.00%	June 30, 2026	—	2,321
Naoaki Mashita	6.00%	December 31, 2026	120	120
Total short-term loans			$120	$4,571

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Net Loss Per Common Share:
Net loss attributable	$(3,734)	$(1,987)	$(9,622)	$(9,607)
Weighted average common shares outstanding – basic and diluted	11,999,366	2,359,622	6,781,534	2,074,380
Net loss per common share – basic and diluted	$(0.31)	$(0.84)	$(1.42)	$(4.63)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options	167,585	179,509	167,585	179,509

11. Stockholders’ Equity

Preferred Stock

As of September 30, 2026, the Company has authorized 1,000,000 shares of preferred stock with rights and preferences, including voting rights, to be designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of September 30, 2026.

Common Stock

As of September 30, 2026, the Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001 per share. Each holder of common stock is entitled to one vote per share and to receive dividends when and if declared by the Board of Directors. As of September 30, 2026, there were 12,066,848 shares of common stock issued and outstanding.

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

On June 30, 2026, the Company completed a registered offering of 7,500,000 shares of the Company’s common stock at a public offering price of $1.00 per share. The net proceeds to the Company from the offering, after deducting underwriting discounts and offering expenses of approximately $0.36 million payable by the Company, were approximately $7.138 million.

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

In June 2025, the Company granted options to purchase 21,592 shares of common stock under the Equity Incentive Plan. The options vest in equal monthly installments over two years, subject to continued service.

In January 2026, the Company granted options to purchase 750 shares of common stock under the Equity Incentive Plan. The options vest in equal monthly installments over two years, subject to continued service.

In June 2026, the Company granted options to purchase 120,000 shares of common stock under the Equity Incentive Plan. One-third of the options vested immediately upon grant, and the remaining two-thirds vest in substantially equal monthly installments over two years, subject to continued service.

In August 2026, the Company granted options to purchase 9,000 shares of common stock under the Equity Incentive Plan. Of these options, 8,000 options vested on the grant date. The remaining 1,000 options vest monthly over three years, subject to a one-year cliff.

During the three months ended September 30, 2026, stock options to purchase an aggregate of 89,405 shares of common stock were exercised, resulting in the issuance of 89,405 shares of the Company’s common stock. The Company received aggregate cash proceeds of approximately $0.73 million from these exercises, which were recorded as an increase in stockholders’ equity.

As of September 30, 2026, 167,585 options were outstanding, of which 77,635 were vested and exercisable and 89,950 were unvested.

The Company recognized stock-based compensation expenses of $0.6 million and $3.5 million during the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

As of September 30, 2026, the Company’s unrecognized stock-based compensation expense related to unvested stock options was $0.3 million.

13. Revenue

Disaggregation of Revenue

The tables below reflect revenue by major source and timing of transfer of goods and services for the three and nine months ended September 30, 2026 and 2025. The Company had no revenue derived from geographical regions outside of the U.S. during the three and nine months ended September 30, 2026 and 2025. All revenue during the three and nine months ended September 30, 2026 and 2025 was recognized when the performance obligation was satisfied at a point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform Usage	$428	$491	$1,688	$2,059
Professional & Managed Services	212	52	536	339
Total	$640	$543	$2,224	$2,398

The following table summarizes the activity in deferred revenue during the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Nine Months Ended September 30,	Year Ended December 31,
	2026	2025
Balance, beginning of period	$430	$147
Revenue earned	(725)	(1,061)
Deferral of revenue	539	1,344
Balance, end of period	$244	$430

14. Cost of Revenue

Disaggregation of Cost of Revenue

The table below reflects cost of revenue by major source for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform Usage	$253	$114	$613	$421
Professional & Managed Services	8	24	60	78
Total	$261	$138	$673	$499

15. Consulting and Advisory Agreement

On July 18, 2025, the Company entered into a market awareness agreement, dated as of June 27, 2025 (the “MCA Agreement”), with MicroCap Advisory, LLC (the “MC Advisor”), pursuant to which the MC Advisor was to provide investor communications and market awareness services to the Company for a six-month term. As compensation, the MC Advisor received a $15,000 setup fee and was entitled to $100,000 per month, beginning one week after execution of the MCA Agreement. The Company made one payment of $100,000 to MC Advisor for the first month of services under the MCA Agreement. The Company has terminated the MCA Agreement, pursuant to its terms and conditions.

On February 5, 2024, V-Cube, Inc., the former principal stockholder of the Company, entered into a consulting and services agreement with Spirit Advisors, which agreement was assigned to and assumed by the Company on September 5, 2024. Pursuant to the agreement, the Company agreed to compensate Spirit Advisors with warrants, which became exercisable upon completion of the Company’s IPO for the period of 10 years to purchase 4.9% of the fully diluted share capital of the Company as of February 12, 2024 for an exercise price per share of $0.30, subject to adjustments as set forth in the warrants, as partial compensation for professional services provided by Spirit Advisors in connection with the IPO.

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

17. Related Parties

During the periods presented, the Company had transactions and outstanding balances with certain entities and individuals that were related parties at the time of the respective transactions.

The Company reassessed these relationships during 2026 and determined that certain parties no longer qualified as related parties as of September 30, 2026. Accordingly, the disclosures below include material historical related-party transactions and balances for the periods presented, including transactions and balances arising before the respective relationships ceased.

The Company had the following related party balances as of September 30, 2026 and December 31, 2025:

		September 30,	December 31,
	Nature of transactions	2026	2025
Receivable due from related party:
V-Cube, Inc.	For additional paid-in capital	$800	$5,400
Short-term loans due to related parties:
V-cube Inc.	Loan payable for working capital	—	465
Wizlearn Technologies Pte. Ltd.	Loan payable for working capital	—	1,665
Pave Education Pte. Ltd.	Loan payable for working capital	—	2,321
Naoaki Mashita	Loan payable for working capital	120	120

The Company’s outstanding short-term loans from related parties are unsecured and are contractually repayable at their respective maturity dates in accordance with the underlying loan agreements.

The Company had no revenue, purchases or other operating transactions with related parties during the nine months ended September 30, 2026 and 2025.

18. Subsequent Events

The Company has evaluated subsequent events after the consolidated balance sheet date through November 6, 2026, the date the consolidated financial statements were available for issuance. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that require both recognition and disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 3b-6 promulgated thereunder. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “should,” “would,” “could,” “likely,” “estimate,” “intend,” “continue,” “future,” “potential,” “believe,” “expect,” “plan,” “project,” “target,” “forecast,” “outlook,” or “anticipate,” and other similar words or phrases. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, as amended on September 10, 2026 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 10, 2026, and the risks discussed in this Quarterly Report on Form 10-Q.

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

Business Overview

TEN Holdings, Inc. (the “Company,” “TEN Holdings,” “we,” “us,” or “our”), headquartered in New York, New York, was incorporated on February 12, 2024, in Pennsylvania to serve as the holding company of TEN Events, Inc. (“TEN Events”), an operating subsidiary incorporated in Pennsylvania in May 2011. On July 24, 2024, the Company changed its state of incorporation from Pennsylvania to Nevada.

The Company is a technology-driven provider of digital experience, enterprise communications, and audience engagement solutions designed to help organizations connect, communicate, and engage with their customers, employees, partners, and other stakeholders. Through its technology offerings and complementary professional services, the Company supports a range of business applications, including virtual and hybrid events, corporate communications, marketing and demand generation, customer engagement, training and continuing education, and digital content delivery.

The Company is transitioning from a predominantly event-driven services business towards a broader, platform-oriented technology model. As part of this strategy, the Company has introduced its TEN platform, which we expect will provide organizations with a unified environment for managing digital experiences, delivering content, facilitating audience engagement, and accessing related analytics. The Company intends to continue expanding its platform capabilities and integrating additional functionality to support recurring enterprise use cases beyond individual events.

In addition to its technology offerings, the Company provides managed production, broadcasting, livestreaming, and event-related professional services for virtual, hybrid, and physical experiences. These services complement the Company’s technology solutions and allow customers to choose between self-service capabilities and fully managed engagements.

As of the date of this Quarterly Report on Form 10-Q, the Company continues to generate a substantial portion of its revenue from virtual and hybrid events and related managed services delivered primarily to corporate customers. The Company is pursuing opportunities to increase recurring platform-based revenue and diversify its revenue streams through broader enterprise adoption of its technology solutions. We experienced an increase in our total revenue in the third quarter of fiscal year 2026, mainly due to the completion of customer transactions initiated in prior periods, along with revenue contributions from new customers acquired during the current period. For the nine months ended September 30, 2026 and 2025, we had total revenue of approximately $2.2 million and $2.4 million, respectively, and net loss of approximately $9.6 million and $9.6 million, respectively. For the nine months ended September 30, 2026 and 2025, the revenue generated from platform usage was approximately $1.7 million and $2.1 million, respectively, accounting for approximately 76% and 86% of our total revenue, respectively; and the revenue generated from professional and managed services was approximately $0.5 million and $0.3 million, respectively, accounting for approximately 24% and 14% of our total revenue, respectively.

Our mission is to empower organizations to connect people, content, and technology through integrated digital experiences that strengthen communication, engagement, and collaboration. Our long-term objective is to establish TEN Holdings as a leading enterprise digital experience platform, supporting how organizations engage their audiences across marketing, customer relationships, internal communications, education, and other business-critical interactions.

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

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2026 and 2025

The following table sets forth our statements of operations for the three months ended September 30, 2026 and 2025:

(in thousands, except change % data)
	Three Months Ended September 30,		Change (2026 vs. 2025)
	2026($)	2025($)	$	YoY %
Revenue
Platform Usage	428	491	(63)	(12.8)%
Professional & Managed Services	212	52	160	307.7%
Total Revenue	640	543	97	17.9%
Cost of revenue	261	138	123	89.1%
Gross Profit	379	405	(26)	(6.4)%
Operating expenses:
Selling, General and Administrative Expenses	4,113	2,185	1,928	88.2%
Depreciation and amortization expenses	10	147	(137)	(93.2)%
Total operating expenses	4,123	2,332	1,791	76.8%
Loss from operations	(3,744)	(1,927)	(1,817)	94.3%
Other income (expenses), net	12	(1)	13	1,300%
Interest expenses	(2)	(59)	57	(96.6)%
Loss before income taxes	(3,734)	(1,987)	(1,747)	87.9%
Provision for income taxes	—	—	—	0.0%
Net Loss	(3,734)	(1,987)	(1,747)	87.9%

Revenue

Revenue increased by $0.1 million, or 17.9%, to $0.6 million. The increase was primarily driven by the completion of customer transactions initiated in prior periods, along with revenue contributions from new customers acquired during the current period.

Cost of Revenue

Cost of revenue increased by $0.1 million, or 89.1%, to $0.3 million, driven by a higher number of physical events held during the three months ended September 30, 2026 compared to the same period in 2025.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by $1.9 million, or 88.2%, to $4.1 million, primarily driven by a $1.8 million write-off of previously capitalized service contracts that had been subject to amortization. The Company also incurred approximately $0.5 million in legal expenses related to ongoing investigations and related legal matters. Excluding these non-recurring expenses, SG&A expenses would have decreased by $0.4 million, representing an improvement of 18% compared to the prior-year period.

Depreciation and Amortization Expense

Depreciation and amortization expenses decreased by $0.1 million, or 93.2%, to $0.01 million. The decrease was primarily due to the impairment loss recognized on the software during the year ended December 31, 2025, and the Company no longer had any software assets subject to amortization during the three months ended September 30, 2026.

Other Income (Expense), net

Other income (expenses), net was net income of $0.012 million for the three months ended September 30, 2026, compared with net expense of $0.001 million for the same period in 2025. Net income for the three months ended September 30, 2026 primarily consisted of a gain on a lease modification.

Interest Expenses

Interest expenses decreased by $0.06 million, or 96.6%, to $0.002 million, primarily due to a lower outstanding short-term loan balance during the three months ended September 30, 2026.

Net Loss

As a result of the foregoing, the net loss was $3.7 million during the three months ended September 30, 2026, compared to the net loss of $2.0 million during the three months ended September 30, 2025.

Non-GAAP Financial Measures

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

We define non-GAAP net loss as GAAP net loss excluding the impact of stock-based compensation expense. Non-GAAP net loss per share is calculated by dividing non-GAAP net loss by the diluted weighted-average shares of common stock outstanding. Our management believes non-GAAP net loss and non-GAAP net loss per share are key performance measures and uses such measures to evaluate our operating performance. Accordingly, we believe that the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods. Our calculation of non-GAAP net loss and non-GAAP net loss per share may differ from similarly titled non-GAAP measures, if any, reported by our peer companies and therefore may not serve as an accurate basis of comparison among companies. Non-GAAP net loss and non-GAAP net loss per share should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The following table provides a reconciliation of net loss to non-GAAP net loss for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(in thousands, except share and per share data)
Net Loss	$(3,734)	$(1,987)
Stock-based compensation expense	(282)	2
Non-GAAP net loss	$(4,016)	$(1,985)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	11,999,366	2,359,622
Net loss per share – basic and diluted	$(0.31)	$(0.84)
Non-GAAP net loss per share – basic and diluted	$(0.33)	$(0.84)

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

The following table provides a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Net loss	$(3,734)	$(1,987)
Interest expenses	2	59
Provision for income taxes	—	—
Depreciation and amortization	10	147
Other (income) expenses, net	(12)	1
Stock-based compensation expenses	(282)	2
Adjusted EBITDA	$(4,016)	$(1,778)

Comparison of Results of Operations for the nine months ended September 30, 2026 and 2025

The following table sets forth our statements of operations for the nine months ended September 30, 2026 and 2025:

(in thousands, except change % data)
	Nine Months Ended September 30,		Change (2026 vs. 2025)
	2026($)	2025($)	$	YoY %
Revenue
Platform Usage	1,688	2,059	(371)	(18.0)%
Professional & Managed Services	536	339	197	58.1%
Total Revenue	2,224	2,398	(174)	(7.3)%
Cost of revenue	673	499	174	34.9%
Gross Profit	1,551	1,899	(348)	(18.3)%
Operating expenses:
Selling, General and Administrative Expenses	11,097	9,504	1,593	16.8%
Depreciation and amortization expenses	32	444	(411)	(92.8)%
Total operating expenses	11,129	9,947	1,182	11.9%
Loss from operations	(9,578)	(8,048)	(1,530)	19.0%
Other income (expenses), net	47	(1,351)	1,398	(103.5)%
Interest expenses	(91)	(208)	117	(56.3)%
Loss before income taxes	(9,622)	(9,607)	(15)	0.2%
Provision for income taxes	—	—	—	0.0%
Net Loss	(9,622)	(9,607)	(15)	0.2%

Revenue

Revenue decreased by $0.2 million, or 7.3%, to $2.2 million, primarily reflecting the Company’s ongoing transition from a managed services provider (MSP) model to a Software-as-a-Service (SaaS) model, which has resulted in changes to the timing and recognition of revenue. Despite this transition, the Company’s customer engagement and transaction activity remain strong.

Cost of Revenue

Cost of revenue increased by $0.2 million, or 34.9%, to $0.7 million. The increase was primarily due to a higher number of physical events held for other customers during the nine months ended September 30, 2026 compared to the same period last year, which resulted in higher contract labor costs. This increase in cost of revenue occurred despite the overall decrease in revenue during the period, as the decline was concentrated on one customer, due to shifting of its opportunities, rather than a reduction in physical events overall.

Selling, General and Administrative Expenses (“SG&A expenses”)

SG&A expenses increased by $1.6 million, or 16.8%, to $11.1 million. The increase was primarily attributable to the write-off of previously capitalized service contracts, additional legal expenses associated with ongoing investigations and related legal matters, and non-cash expenses, including stock-based compensation recognized during the current year. These expenses contributed to the year-over-year increase in SG&A, partially offset by improvements in the Company’s underlying operating cost structure.

Depreciation and Amortization Expense

Depreciation and amortization expenses decreased by $0.4 million, or 92.8%, to $0.03 million, primarily due to the impairment loss recognized on the software during the year ended December 31, 2025, and the Company no longer had any software assets subject to amortization during the nine months ended September 30, 2026.

Other Income (Expense), net

Other income (expenses), net was net other income of approximately $0.05 million for the nine months ended September 30, 2026 compared to a net expense of $1.4 million for the nine months ended September 30, 2025. The decrease was primarily attributable to changes in the classification of certain public company-related expenses, which were previously recorded within other expenses but are now recognized in their appropriate general ledger accounts and corresponding expense categories, resulting in a year-over-year variance.

Interest Expenses

Interest expenses decreased by $0.1 million, or 56.3%, to $0.1 million, primarily due to a lower outstanding short-term loan balance during the nine months ended September 30, 2026.

Net Loss

As a result of the foregoing, the net loss was $9.6 million during the nine months ended September 30, 2026 compared to the net loss of $9.6 million during the nine months ended September 30, 2025.

Non-GAAP Financial Measures

Non-GAAP Net Loss and Non-GAAP Net Loss per Share

The following table provides a reconciliation of net loss to non-GAAP net loss for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands, except share and per share data)
Net Loss	$(9,622)	$(9,607)
Stock-based compensation expense	588	3,517
Non-GAAP net loss	$(9,034)	$(6,090)
Weighted-average number of shares of common stock outstanding used to compute net loss per share, basic and diluted	6,781,534	2,074,380
Net loss per share – basic and diluted	$(1.42)	$(4.63)
Non-GAAP net loss per share – basic and diluted	$(1.33)	$(2.94)

Adjusted EBITDA

The following table provides a reconciliation of net loss to Adjusted EBITDA for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net loss	$(9,622)	$(9,607)
Interest expenses	91	208
Provision for income taxes	—	—
Depreciation and amortization	32	443
Other (income) expenses, net	(47)	1,351
Stock-based compensation expenses	588	3,517
Adjusted EBITDA	$(8,958)	$(4,088)

Liquidity and Capital Resources

Sources of Liquidity

Our primary liquidity needs for the next 12 months and beyond will include cash to (i) provide capital to facilitate the growth of our business, (ii) pay our short-term debt obligations, as discussed in the notes to the consolidated financial statements, and (iii) pay our operating expenses.

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $3.5 million and $1.6 million, respectively. Liquidity is a measure of our ability to meet potential cash requirements. We generally fund our operations with cash flow from operations, and, when needed, borrow funds from financial institutions. In addition, as we continue to grow, we expect to continue funding our operations by issuing shares of our common stock to a wider stockholder base, subject to market conditions.

Our principal use of liquidity has been to fund our daily operations and working capital and we expect that to continue for the next 12 months and beyond. We have incurred and continue to incur losses from operations and negative cash flows from operating activities. For the nine months ended September 30, 2026, we incurred a net loss of $9.6 million and used $5.4 million of cash in operating activities. As of September 30, 2026, we had an accumulated deficit of $31.1 million and short-term related-party debt obligations of $0.1 million, all of which will mature within the next twelve months.

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

Based on our current cash resources, recurring losses, negative operating cash flows, and short-term debt obligations, we will require additional liquidity to fund our operating expenses and cash obligations over the next twelve months. There can be no assurance that we will be successful in obtaining new customer contracts, receiving related-party support when needed, implementing cost reductions, or securing additional financing. If we are unable to obtain sufficient liquidity, we may be required to delay, reduce, or eliminate certain operating activities or otherwise modify our business plans. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

As of September 30, 2026, the Company had a total of $0.2 million in contractual obligations for future payments.

	As of September 30, 2026
(in thousands)	Payments due by period:
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Short-term debt	$120	$120	$—	$—	$—
Operating lease payments	—	—	—	—	—
Total	$120	$120	$—	$—	$—

As of September 30, 2026, we had outstanding short-term debt obligations of $0.1 million which mature within the next twelve months.

Capital Expenditures

Our capital expenditures primarily consist of acquisitions of computer hardware equipment and capitalized software.

During the nine months ended September 30, 2026 and 2025, we spent nil and $0.8 million, respectively, on capitalized software.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Company did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Cash flows for the nine months ended September 30, 2026 and 2025

(in thousands)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	(9,622)	(9,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	444
Non-cash lease expenses	68	56
Non-cash interest expenses	88	207
Stock-based compensation	588	3,517
Loss on extinguishment of debt	—	1,345
Gain on lease modification	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	232	(23)
Advance – related party	—	(4,726)
Prepaid expenses and other assets	2,660	(11)
Other assets	914	—
Accounts payable	(133)	(136)
Other payable and accrued expenses	43	(157)
Deferred revenue	(186)	109
Other liabilities	41	—
Operating lease liabilities	(120)	(53)
Net cash used in operating activities	(5,445)	(9,035)
Cash flows from investing activity:
Purchase of capitalized internal-use software	—	(828)
Net cash used in investing activity	—	(828)
Cash flows from financing activities:
Proceeds from short-term loans – related party	310	2,827
Repayments of short-term loans – related party	(760)	(2,000)
Proceeds from issuance of shares	7,138	9,326
Payment for deferred offering costs	—	(28)
Proceeds from exercise of stock options	731	—
Net cash provided by financing activities	7,419	10,125
Net change in cash, cash equivalents and restricted cash	1,974	262
Cash, cash equivalents and restricted cash at beginning of period	1,631	48
Cash, cash equivalents and restricted cash at end of period	3,605	310

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	3,505	310
Restricted cash	100	—
Total cash, cash equivalents and restricted cash	3,605	310

Operating Activities

Net cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

For the nine months ended September 30, 2026, net cash used in operating activities was $5.4 million, compared to $9.0 million during the nine months ended September 30, 2025. The decrease in cash outflow was primarily attributable to the absence of $4.7 million in advances to related parties made during the prior-year period, which was partially offset by a $2.9 million decrease in stock-based compensation expense and the absence of a $1.3 million non-cash loss on extinguishment of debt recognized in the prior-year period.

Investing Activity

Net cash used in investing activity decreased to nil for the nine months ended September 30, 2026, compared to $0.8 million for the nine months ended September 30, 2025. The decrease was due to the absence of expenditure for capitalized internal-use software during the current-year period.

Financing Activities

Net cash provided by financing activities was $7.4 million for the nine months ended September 30, 2026, compared to $10.1 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a $2.2 million decrease in proceeds from the issuance of shares and a $2.5 million decrease in proceeds from short-term related-party loans received during the prior-year period. These decreases were partially offset by a $1.2 million decrease in repayments of short-term related-party loans and $0.7 million in proceeds from the exercise of stock options during the current-year period.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of the fiscal year ending December 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 27, 2025, the Company received a grand jury subpoena from the U.S. Attorney’s Office in connection with an investigation in the Southern District of New York. The subpoena calls for the production of documents relating to the Company’s initial public offering. The Company has produced records in response to that grand jury subpoena. Subsequently, the Company received additional DOJ requests for information to include, but not limited to, documents and communications relating to four contracts the Company executed after its IPO. The Company has complied with these additional requests for information.

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

Pursuant to an internal investigation overseen by the Board of Directors of the Company (the “Board”) in consultation with the Company’s counsel, the Board believes that certain agreements executed at the direction of former members of management in connection with the Company’s initial public offering, which were terminated as disclosed in the Company’s Form 8-K filed on July 24, 2026 (the “8-K”), lacked economic substance and any direct benefit to the Company, and may have solely benefited the counterparties to those agreements rather than the Company. The Company has informed the DOJ and SEC of these facts and continues to cooperate with the above investigations. The Company has undertaken remedial measures, including terminating the identified contracts and third-party relationships as disclosed in the 8-K and enhancing its compliance program and internal policies and controls; in addition, incumbent members of management and the Board at the time of the initial public offering are no longer with the Company.

The Company is continuing to fully cooperate with both investigations and will comply with its obligations under the subpoenas. The Company cannot predict the scope or timing of the investigations, the resolution or the outcome of the investigations, the costs or the potential impact on the Company.

Based on the information currently available, the Company has not recorded a loss contingency in connection with these matters because management does not believe that a loss is both probable and reasonably estimable as of September 30, 2026. The Company is also currently unable to reasonably estimate the amount or range of any possible loss that may result from these matters. The Company will continue to evaluate developments relating to the investigations and will recognize an accrual or provide additional disclosure if and when required. As of the reporting date, to the Company’s knowledge, the investigations remain ongoing, no conclusions have been reached, and no final determinations have been made.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report, as supplemented by our subsequent Quarterly Reports on Form 10-Q, except that the following risk factor corrects and supersedes the risk factor entitled “Anti-takeover provisions in our articles of incorporation and bylaws and under Nevada law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.”

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

●	require super-majority voting to amend some provisions in our articles of incorporation and bylaws;
●	authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan;
●	eliminate the ability of our stockholders to call special meetings of stockholders; and
●	prohibit cumulative voting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2026 which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase any shares of common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Articles of Incorporation	10-Q	001-42515	3.1	November 10, 2025
3.2	Bylaws	10-Q	001-42515	3.2	November 10, 2025
4.1	Specimen Stock Certificate	S-1	333-282621	4.1	October 11, 2024
10.1†	Performance Incentive Bonus Agreement, dated July 15, 2026, between Mr. Virgilio Torres and the Company	8-K/A	001-42515	10.1	July 16, 2026
10.2	Consulting Agreement, dated September 30, 2026, between the Company and Everest Advisors LLC.	8-K	001-42515	10.1	October 5, 2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.1 and 32.2 are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 6, 2026

TEN Holdings, Inc.

By:	/s/ Virgilio D. Torres
Virgilio D. Torres
Chief Executive Officer

By:	/s/ Ian M. Lawson
Ian M. Lawson
Interim Chief Financial Officer

